Form 10KSB
period 1999-12-31
SARATOGA RESOURCES INC /TX
filed 2005-07-08
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to

                           Commission File No. 0-27563

                            SARATOGA RESOURCES, INC.
                 ______________________________________________
                 (Name of Small Business Issuer in its charter)

                   Texas                               76-0314489
      _______________________________     ____________________________________
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

                           2304 Hancock Drive, Suite 5
                               Austin, Texas 78756
               __________________________________________________
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:     (512) 478-5717

Securities to be registered pursuant to Section 12(b) of the Act:

    Title of each class      Name of each exchange on which each is registered
    ___________________      _________________________________________________
           None                                    None

Securities to be registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                         ______________________________
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ ]   No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 1999 were $734.

The number of shares of the registrant's common stock, $0.001 par value per share, outstanding as of June 10, 2005 was 3,465,292. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 10, 2005, based on par value per share, was approximately $1,000 (no market existed in the common stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

None

   Transition Small Business Disclosure Format:      Yes  [ ]    No  [X]

                                TABLE OF CONTENTS

                                                                          Page

PART I

         ITEM 1.    DESCRIPTION OF BUSINESS............................     3
         ITEM 2.    DESCRIPTION OF PROPERTY............................     8
         ITEM 3.    LEGAL PROCEEDINGS..................................     8
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS...................................     8

PART II

         ITEM 5.    MARKET FOR COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS........................     8
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS...............     9
         ITEM 7.    FINANCIAL STATEMENTS...............................    12
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE.............    12
         ITEM 8A.   CONTROLS AND PROCEDURES............................    13
         ITEM 8B.   OTHER INFORMATION..................................    13

PART III

         ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                    CONTROL PERSONS; COMPLIANCE WITH
                    SECTION 16(a) OF THE EXCHANGE ACT..................    13
         ITEM 10.   EXECUTIVE COMPENSATION.............................    14
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT..............................    15
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....    15
         ITEM 13.   EXHIBITS AND REPORTS OF FORM 8-K...................    16
         ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............    17

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our properties and drilling activities and results, our intentions and strategies regarding future acquisitions and sales of properties, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our properties, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms "we," "us," "the Company," and "Saratoga Resources" refer to Saratoga Resources, Inc., a Texas corporation.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Saratoga Resources, Inc. is an oil and gas exploration and production company. Since the 1996 sale of a majority of the Company's oil and gas producing properties, the Company's operations have been limited to ownership of a participation interest in a single oil property and pursuit of various potential business opportunities, both within and outside of the oil and gas industry.

History and Development of the Company

The Company was incorporated in Texas on July 25, 1990 under the name Saratoga Resources, Inc. In 1993, the Company became a wholly-owned subsidiary of Saratoga Resources, Inc., a Delaware corporation ("Saratoga Delaware").

In May 1994, the Company acquired 57.15% of the outstanding Common Stock of Lobo Energy, Inc., a Texas corporation ("LEI") for $6,000,375. In conjunction with the acquisition of a controlling interest in LEI, and to finance the purchase price, the Company entered into a credit agreement and related documents (the "Initial Credit Agreement") with Internationale Nederlanden (U.S.) Capital Corporation ("ING"). Proceeds from the ING credit facility were used to (i) finance acquisition of the LEI stock, (ii) pay off LEI's lenders at the time of the acquisition, (iii) retire all credit facilities at BankOne, (iv) develop existing oil and gas properties, and (v) provide general working capital.

In March 1995, the Company acquired the remaining 42.85% of the Common Stock of LEI from Peter Pickup for $5,401,000, after which the Company owned 100% of the stock of LEI. In conjunction with the acquisition of the remaining shares of LEI, the Company and ING entered into a new credit agreement (the "Amended Credit Agreement") to refinance the existing debt to ING under the Initial Credit Agreement, to purchase the remaining LEI Common Stock and to provide additional money for acquisition of oil and gas properties.

In May 1996, the Company entered into an agreement (the "ING-P/Energy Agreement") by and among Saratoga Delaware, the Company, Lobo Operating, Inc. ("LOI"), LEI, Thomas F. Cooke ("Cooke"), Joseph T. Kaminski ("Kaminski"), Randall F. Dryer ("Dryer") (the Company, Saratoga Delaware, LOI, LEI, and their subsidiaries, Cooke, Kaminski and Dryer sometimes referred to herein as the "Saratoga Parties"), Prime Energy Corporation ("P/Energy") and ING.

The ING-P/Energy Agreement provided for a sale of virtually all of the assets (the "Interests") of the Company, LOI and LEI (the "Saratoga Entities") to ING pursuant to ING's rights under the Amended Credit Agreement and the simultaneous sale of the Interests to P/Energy for cash consideration of $7,180,000 and additional consideration as provided in the agreement. The cash proceeds from the sale were applied to the settlement of outstanding vendor debt and other related liabilities of the Saratoga Entities, Saratoga Delaware and their direct and indirect subsidiaries, and $1,500,000 was paid to Saratoga Delaware.

Following the 1996 sale of substantially all of its oil and gas properties under the ING-P/Energy Agreement, the Company began pursuing various potential business opportunities both within and outside of the oil and gas industry.

In April 1999, the Company entered into an agreement with DBX Geophysical Corporation whereby, during the term of the agreement (which was for a minimum period of 12 months and thereafter dependent on the term of any leasehold interest acquired), the Company had the exclusive right to acquire a license to data and the exclusive right to acquire all leasehold interests and any other interest in oil, gas, and other mineral, or the revenues arising there from which were attributable to lands located within an identified area in Dawson County, Texas (collectively, the "DBX Data"). Pursuant to the terms of the agreement with DBX, as consideration for the DBX Data, the Company agreed (1) to grant to DBX a 3% overriding royalty in any leasehold acquired in the Adcock Farms prospect and (2) to pay to DBX $100,000, payable (a) $25,000 upon commencement of drilling operations of the first prospect, (b) $25,000 as a production payment out of a 25% working interest in the first well, (c) $25,000 upon commencement of drilling operations on a second well, and (d) $25,000 as a production payment out of a 25% working interest in the second well. In the event that the required production payments are not made in full from the referenced wells, such deficiency will be payable out of a 25% working interest in all other wells drilled within the area of interest.

In March 1999, the Company entered into a one year consulting agreement with Trek Oil and Gas, Inc. ("Trek"), an independent oil and gas exploration company, to utilize the Company's seismic and well log data for the identification of oil and gas exploration and development prospects in the Louisiana gulf coast region. Under this agreement, Trek provided advisory services related to interpretation of seismic data and received compensation for its expertise in the form of a working interest and/or royalties of up to 33% generated from identified prospects.

In June 1999, the Company entered into an agreement, with an unspecified term, with Ivy Oil Company LLC ("Ivy") and Trek (Trek together with Ivy, the "Dawson County Operators") by which the Company supplied the DBX Data to the Dawson County Operators and received in return a one third interest in the development of certain prospects in Dawson County, Texas (the "Dawson Prospects Agreement"). As a result of the work performed under the Dawson Prospects Agreement, the Dawson County Operators acquired mineral leases covering 80 net acres underlying the identified area in the DBX Data, acquired equipment, including service equipment, down-hole equipment and a cased well bore to the depth of 12,000 feet and re-entered the existing well (the "Adcock Farms No. 1") on the property.

Throughout 1999, the Company retained other consultants for the purpose of evaluating mineral lease acquisitions in Houston County, Texas, and production purchases in the Los Angeles basin. No mineral lease acquisitions or production purchases were consummated as a result of those efforts.

In August 1999, Saratoga Delaware, then the parent of the Company, closed merger agreements with each of PrimeVision Health, Inc., a Delaware corporation ("Prime"), a vertically integrated vision services company, and OptiCare Eye Health Centers, Inc., a Connecticut corporation ("OptiCare"), a provider of consulting, administrative and other support services to ophthalmology and optometry eye care centers located in Connecticut. Pursuant to the merger agreements, Saratoga Delaware acquired Prime and OptiCare in an all-stock transaction by issuance to the shareholders of OptiCare and Prime shares of Saratoga Delaware Common Stock constituting 97.5% of the outstanding Common Stock of Saratoga Delaware (the "Eye Care Acquisition").

In conjunction with the Eye Care Acquisition, in August 1999, the Company was spun off by Saratoga Delaware to continue its prior business operations. In the spin-off, Saratoga Delaware, which was then the 100% owning parent entity of the Company, made an in-kind distribution of all of the Company's issued and outstanding stock to the shareholders of Saratoga Delaware as of August 9, 1999. The distribution was made on the basis of one share of the Company's common stock, for each share of Saratoga Delaware stock held. As a result of the spin-off 3,465,292 shares of the Company's common stock were distributed to 1,363 shareholders. In conjunction with the spin-off and the Eye Care Acquisition, Saratoga Delaware distributed to the Company 100% of the outstanding shares of LOI and LEI as well as 9% of the outstanding shares of Saratoga Holdings I, Inc. ("Holdings").

In December 2000, the Company and Ivy acquired the interests of Trek in the Dawson Prospects Agreement, including the Adcock Farms No. 1, bringing their interests therein to 50% each. The Company paid $6,028 as consideration for the interest of Trek.

In April 2002, Holdings entered into a Share Exchange Agreement pursuant to which Holdings acquired Agence 21, Inc. and resulting in Agence 21 becoming a subsidiary of Holdings and Holdings changing its name to A21, Inc.

Oil and Gas Operations and Properties

Since May 1999, our operations have been limited to ownership of a participation interest in a single oil and gas property in Dawson County, Texas.

As of June 2005, we had no plans to acquire additional oil and gas interests or to conduct any other oil and gas operations other than the continued operation of our existing property.

Our sole oil and gas property interest as of December 31, 1999 consisted of a contractual right to participate in 33% of the profits and losses (as of June 2005, a 50% working interest) in an 80 acre tract known as the Adcock Farms Prospect, including the Adcock Farms No. 1 well, in Dawson County, Texas. Under the contractual participation interest, we receive our proportionate interest in revenues from the Adcock Farms prospect and bear a proportionate share of operating costs.

The Adcock Farms No. 1 well was drilled on the Adcock Farms Project in September 1993. The Adcock Farms No. 1 well tested the Fusselman and Mississippian formations to a depth of 12,000 feet. The Adcock Farms No. 1 well was successfully completed in October 1993 and commenced production as an oil well. We presently have no plans with respect to drilling additional wells on the Adcock Farms Prospect.

Marketing

At December 31, 1999 and June 10, 2005, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Risks Related to Our Oil and Gas Operations

Operational Hazards and Insurance. Our oil and gas activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. A variety of factors, both geological and market related can cause a well to become uneconomical or only marginally profitable. Our business involves a variety of operating risks which may adversely affect our profitability, including:

         - fires;

         - explosions;

         - blow-outs and surface cratering;

         - uncontrollable flows of oil, natural gas, and formation water;

         - natural disasters, such as hurricanes and other adverse weather conditions;

         - pipe, cement, or pipeline failures;

         - casing collapses;

         - embedded oil field drilling and service tools;

         - abnormally pressured formations; and

         - environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

In accordance with industry practice, our insurance protects us against some, but not all, operational risks. Further, we do not carry business interruption insurance. As pollution and environmental risks generally are not fully insurable, our insurance may be inadequate to cover any losses or exposure for such liability.

Volatility of Oil and Gas Prices. As our sole source of revenue is our interest in a single producing well, our revenue and profitability are substantially dependent upon the prevailing prices of, and demand for, natural gas, oil, and condensate. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors that are beyond our control. Among the factors that can cause the volatility of oil and gas prices are:

         - worldwide or regional demand for energy, which is affected by economic conditions;

         - the domestic and foreign supply of natural gas and oil;

         - weather conditions;

         - domestic and foreign governmental regulations;

         - political conditions in natural gas and oil producing regions;

         - the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

         - the price and availability of other fuels.

Competition

Competition in the oil and gas industry is intense. While the Company's activities are currently limited to its interest in a single well, should the Company seek to expand its oil and gas activities, it will compete with major and other independent oil and gas companies with respect to the acquisition of producing properties and proved undeveloped acreage. Existing competitors actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop the properties. Many of those competitors have significant financial resources and exploration and development budgets. The Company presently has no financial resources that would allow it to compete in that market. Our ability to acquire additional properties and develop new and existing properties in the future will depend on our capability to secure financing to support those efforts and our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Governmental Regulation

Our business and the oil and gas industry in general are subject to extensive laws and regulations, including environmental laws and regulations. As such, we may be required to make large expenditures to comply with environmental and other governmental regulations. State and federal regulations, including those enforced by the Texas Railroad Commission as the primary regulator of the oil and gas industry in the State of Texas, are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir and control contamination of the environment. Matters subject to regulation in the State of Texas include:

         - location and density of wells;

         - the handling of drilling fluids and obtaining discharge permits for drilling operations;

         - accounting for and payment of royalties on production from state, federal and Indian lands;

         - bonds for ownership, development and production of natural gas and oil properties;

         - transportation of natural gas and oil by pipelines;

         - operation of wells and reports concerning operations; and

         - taxation.

Under these laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase our operating costs.

Natural gas operations are subject to various types of regulation at the federal, state and local levels. Prior to commencing drilling activities for a well, we are required to procure permits and/or approvals for the various stages of the drilling process from the applicable state and local agencies. Permits and approvals include those for the drilling of wells, and regulations including maintaining bonding requirements in order to drill or operate wells and the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled, the plugging and abandoning of wells, and the disposal of fluids used in connection with operations.

Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units and the density of wells, which may be drilled and the unitization or pooling of natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore, more difficult to develop a project if the operator owns less than 100 percent of the leasehold.

Regulation of Sales and Transportation of Natural Gas. Historically, the transportation and resale of natural gas in interstate commerce have been regulated by the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978, and the regulations promulgated by the Federal Energy Regulatory Commission. Maximum selling prices of some categories of natural gas sold in "first sales," whether sold in interstate or intrastate commerce, were regulated under the NGPA. The Natural Gas Well Head Decontrol Act removed, as of January 1, 1993, all remaining federal price controls from natural gas sold in "first sales" on or after that date. FERC's jurisdiction over natural gas transportation was unaffected by the Decontrol Act. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at market prices, Congress could reenact price controls in the future.

Sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide transportation separate or "unbundled" from their sales service, and require that pipelines make available firm and interruptible transportation service on an open access basis that is equal for all natural gas suppliers.

In many instances, the result of Order No. 636 and related initiatives has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services. Another effect of regulatory restructuring is the greater transportation access available on interstate pipelines. In some cases, producers and marketers have benefited from this availability. However, competition among suppliers has greatly increased and traditional long-term producer pipeline contracts are rare. Furthermore, gathering facilities of interstate pipelines are no longer regulated by FERC, thus allowing gatherers to charge higher gathering rates.

Environmental Regulations. Our operations are subject to additional laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Public interest in the protection of the environment has increased dramatically in recent years. It appears that the trend of more expansive and stricter environmental legislation and regulations will continue.

We generate wastes that may be subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes, which have limited the approved methods of disposal for some hazardous wastes. Additional wastes may be designated as "hazardous wastes" in the future, and therefore become subject to more rigorous and costly operating and disposal requirements. Although management believes that we utilize good operating and waste disposal practices, prior owners and operators of our properties may not have done so, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under locations where wastes have been taken for disposal. These properties and the wastes disposed on the properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws, which require the removal and remediation of previously disposed wastes, including waste disposed of or released by prior owners or operators.

CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on some classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for release of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Employees

As of June 10, 2005, we had one full-time employee and no part time employees. The employee is not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.  DESCRIPTION OF PROPERTY

As of June 10, 2005, the Company's executive offices consist of approximately 200 square feet in Austin, Texas which space is leased on a month-to-month basis at a current rate of $150 per month. Management anticipates that the Company's office space will be sufficient for the foreseeable future.

A description of our interests in oil and gas properties is included in "Item 1. Description of Business."

ITEM 3.  LEGAL PROCEEDINGS

As of June 10, 2005, we were not party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market in the Company's Common Stock and no guarantee that a trading market will develop.

As of June 10, 2005, there were approximately 1,363 beneficial holders of our Common Stock.

The Company has not paid any cash dividends since its inception and presently anticipates that all earnings, if any, will be retained for development of the Company's business and that no dividends on the shares of Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on the Common Stock will be paid in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Saratoga Resources, Inc. is an oil and gas exploration and production company. Since the 1996 sale of a majority of the Company's oil and gas producing properties pursuant to the ING-P/Energy Agreement (see "Item 1. Description of Business - History and Development of the Company"), the Company's operations have been limited to ownership of a participation interest in a single oil property and pursuit of various potential business opportunities, both within and outside of the oil and gas industry.

Overview of Operations

Our operations, and our operating results, are a continuation of the operations previously conducted by our prior parent company, Saratoga Delaware. During 1999 our operations were exclusively devoted to our ownership of a participation interest in a single oil well, the Adcock Farms No. 1, and efforts relating acquisitions of business opportunities, both within and outside the oil and gas industry. During 1998, Saratoga Delaware's operations, which are reflected on our financial statements for that year, were limited to efforts to enter into various ventures, through its subsidiaries, in oil and gas and other markets.

Our interest in the Adcock Farms No. 1 are reflected on our financial statements as gain or loss from participation agreement. The gain or loss reported reflect the excess of our allocable portion of revenues over expenses or expenses over revenues, as appropriate. The gain or loss from the participation agreement is a function of production volumes from the well, our interest in the well and the market prices of production sold as well as costs incurred in operating the well.

Critical Accounting Policies

The following describes the critical accounting policies used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting, such is the case with accounting for oil and gas activities described below. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

Revenue Recognition.

The Company recognizes revenues from its participating interest in the profits and losses of the Adcock Farm prospect in accordance with Statement of Financial Accounting Standard ("SFAS") No. 69 - Disclosures About Oil and Gas Producing Activities. As of December 31, 1999, the Company had no capitalized or equity interest in, and had not realized significant net royalties with respect to the participating interest in the profits and losses of the Adcock Farm prospect. Due to the lack of significant revenue generation and the excessive cost involved in reporting the associated activities, disclosure required by SFAS No. 69 is neither relevant nor reliable and has been excluded from the Company's financial statements.

Marketable Securities.

Marketable securities are classified as available-for-sale and, at December 31, 1999, were available to support current operations or to take advantage of other investment opportunities. The securities were stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income. Certain marketable securities held at December 31, 1999 were pledged as security for a debt of Saratoga Delaware.

Impairment of Long-Lived Assets

We review all long-lived assets on a regular basis to determine if there has been impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, we will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

For purposes of evaluating recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows of the individual assets and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual properties compared to the related carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis.

Based on our review of our present operating properties and other long-lived assets, during the fiscal year ended December 31, 1999, we recorded no impairments of our long-lived assets.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues. Revenues during 1999 totaled $734, all of which was attributable to interest and dividend income. Revenues during 1998 totaled $37,815, consisting of $18,664 of interest and dividend income and $19,151 of other income.

The decrease in interest and dividend income was attributable to the reduction in cash balances held by the Company following its spin-off by Saratoga Delaware.

Other revenues during 1998 were attributable to the sale of securities.

Costs and Expenses. Operating costs and expenses totaled $360,250 in 1999 as compared to $361,095 in 1998 and, during 1999, consisted principally of general and administrative expenses, losses on sales of securities, loss from securitization of debt and a loss realized from the Company's participation in the Adcock Farms No. 1 well.

 - Loss From Participation Agreement. Loss from participation agreement totaled $7,862 in 1999 as compared to $0 in 1998. The 1999 loss from participation agreement was attributable to initial operations of the Adcock Farms No. 1 well.

 - General and Administrative Expenses. General and administrative expense declined from $341,641 in 1998 to $286,845 in 1999. The decrease in general and administrative expense was attributable to a reduced level of activity following the spin-off from Saratoga Delaware and ongoing cost control measures.

 - Depreciation Expense. Depreciation expense declined from $11,127 in 1998 to $7,916 in 1999. The decline in depreciation expense during 1999 was attributable to assets reaching full depreciation in 1998 with minimal asset additions in 1999.

 - Interest Expense. Interest expense increased from $1,449 in 1998 to $1,948 in 1999. The increase in interest expense was attributable to higher long-term debt in 1999 attributable to loans from a principal shareholder to support operations.

 - Realized Losses on Available for Sale Securities. Realized losses on available for sale securities totaled $35,679 in 1999. The Company reported no such losses in 1998. The losses consist of the losses from the sale of shares of Saratoga Delaware stock held by the Company and pledged as security for debt of Saratoga Delaware incurred during the spin-off of the Company from Saratoga Delaware.

 - Loss from Securitization of Debt. Loss from securitization of debt totaled $20,000 in 1999. The Company reported no such losses in 1998. The loss consists of the book value of stock delivered in performance of a guarantee by the Company of an obligation of Saratoga Delaware.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $8,884 and a working capital balance of $21,104 at December 31, 1999 as compared to a pro forma cash balance of $289,000 and a pro forma working capital balance of $286,000 at December 31, 1998. Balances as of December 31, 1998 reflect holdings of the Company giving effect to the spin-off of the Company from Saratoga Delaware pursuant to the Eye Care Acquisition.

The decline in cash and working capital balances was attributable to the operating loss incurred during 1999 and advances to Holdings that were subsequently forgiven, partially offset by proceeds from the sale of securities, unrealized losses on securities held and increases in accounts payable and borrowings from related parties.

The Company, at and for the year ended December 31, 1999, had limited capital resources and limited operating revenues to support its overhead. The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow. Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Marketable Securities.

At December 31, 1999, the Company's current assets included securities holdings classified as "available-for-sale securities", totaling $27,436. Those securities consisted of shares of stock of Opticare (formerly, Saratoga Delaware). All of the Opticare stock is held in a pledge account to secure obligations guaranteed by the Company. The Company's guarantee is limited to the extent of the shares pledged, the market value of which was $27,436, net of margin debt of $6,650, at December 31, 1999.

The Company had unrealized losses on its available-for-sale securities of $47,611 during 1999. Those unrealized losses are included in Other Comprehensive Income (Loss).

Long-Term Debt

At December 31, 1999, the Company had long-term debt of $20,349, including $10,000 owed to the Company's principal shareholder. Loans from the Company's principal shareholder bear interest at 12.5% and are payable on demand. Long-term debt, other than amounts owed to the Company's principal shareholder, consisted of a bank note payable in monthly installments of $564, including interest at 10%. The bank note is secured by a vehicle and provides for maturities of $5,434 in 2000, $6,004 in 2001 and $4,345 in 2002. Subsequent to December 31, 1999, the vehicle securing the bank loan was transferred to the Company's principal shareholder and the shareholder assumed the balance owing on the bank loan.

Capital Expenditures and Commitments

During 1999, the Company made no capital expenditures and, at December 31, 1999, the Company had no fixed capital commitment obligations.

The Company, at December 31, 1999, was contractually obligated to bear one-third of the expenses of operating the Adcock Farm prospect.

The Company, at December 31, 1999, was also contractually obligated to pay certain amounts relating to the licensing of the right to certain data from DBX Geophysical. Pursuant to the terms of the agreement with DBX, as consideration for the DBX Data, the Company agreed (1) to grant to DBX a 3% overriding royalty in any leasehold acquired in the Adcock Farms prospect and (2) to pay to DBX $100,000, payable (a) $25,000 upon commencement of drilling operations of the first prospect, (b) $25,000 as a production payment out of a 25% working interest in the first well, (c) $25,000 upon commencement of drilling operations on a second well, and (d) $25,000 as a production payment out of a 25% working interest in the second well. In the event that the required production payments are not made in full from the referenced wells, such deficiency will be payable out of a 25% working interest in all other wells drilled within the area of interest. As of December 31, 1999, no wells had been drilled on the Adcock Farms prospect. Accordingly, other than the overriding royalty, no amounts had, as of that date, been paid to DBX.

Off-Balance Sheet Arrangements

As noted elsewhere, all of our marketable securities at December 31, 1999 were pledged to secure obligations of our predecessor, Saratoga Delaware. Our exposure in that regard is limited to the value of the securities pledged.

Except for the pledge of securities to secure  obligations of Saratoga Delaware,
we  had  no  off-balance  sheet   arrangements  or  guarantees  of  third  party
obligations at December 31, 1999.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants reports thereon of Robnett & Company, LLP and Ernst & Young, appears immediately after the signature page of this report. See "Index to Financial Statements" on page 18 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 29, 1999, the Board of Directors of Saratoga Delaware, the Company's predecessor, determined not to engage Hein and Associates ("Hein") to audit Saratoga Delaware's consolidated financial statements as of and for the year ended December 31, 1998.

The reports of Hein on the consolidated financial statements of Saratoga Delaware as of and for the years ended December 31, 1997 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principal.

The determination not to continue the engagement of Hein was reported in the Company's Form 10-SB. Management of the Company requested that Hein furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. The letter was received and filed as an exhibit to the Company's Form 10-SB.

In connection with Hein's audits as of and for the years ended December 31, 1997 and 1996 and through March 29, 1999, there have been no disagreements with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Hein would have caused them to make reference thereto in their reports on the consolidated financial statements as of and for the years ended December 31, 1997 and 1996.

On March 29, 1999 the Board of Directors of Saratoga Delaware formally approved the appointment of Ernst & Young LLP as its independent accountant to audit Saratoga Delaware's consolidated financial statements as of and for the year ended December 31, 1998. In view of the relationship between Saratoga Delaware and the Company, the Company selected Ernst & Young LLP as its independent auditors.

The decision to change independent accounts was approved by the Board of Directors of Saratoga Delaware. Saratoga Delaware did not have an audit committee.

In March 2000, the Company's Board of Directors decided that the Company would select a regional accounting firm as the Company's principal independent accountant to audit the Company's consolidated financial statements for the 1999 fiscal year; and thus, the Company would not re-appointment Ernst & Young LLP ("E&Y") as the Company's principal independent account. However, with regard to completion of the Company's Form 10-SB (which had yet to reach the no comment stage) the Company and E&Y agreed that the Company would continue to employ E&Y.

The reports of E&Y on any of the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with any audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and December 31, 1998, and in any subsequent interim period, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company and E&Y.

The determination not to re-appoint E&Y as independent accountants was reported on Form 8-K dated March 23, 2000. Pursuant to Item 4(a) of Form 8-K and Item 304(a)(3) of Regulation S-K, the Company provided E&Y with a copy of the Form 8-K and requested E&Y to furnish the Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, to state the respects in which E&Y does not agree with such statements. The letter was received and filed with the Form 8-K.

In July 2003, the Company's Board of Directors approved the appointment of Robnett & Company, LLP as the Company's principal independent accounting firm.

Prior to the engagement of Robnett & Company, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with Robnett & Company regarding the type of audit opinion which might be rendered on the Company's financial statements and no oral or written report was provided by Robnett & Company.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its chief executive officer ("CEO") who also serves as chief financial officer ("CFO"). Based on this evaluation, management, including the CEO, concluded that the Company's disclosure controls and procedures were effective.

During the quarter ended December 31, 1999, there were no significant changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and offices of the present executive officers and directors of the Company. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

              Name               Age                    Position
         ______________          ___          _________________________________
         Thomas Cooke             56          President, Treasurer and Director
         Kevin M. Smith           60          Director

The following is a biographical summary of the business experience of the present directors and executive officers of the Company:

Thomas F. Cooke has served as our president, secretary and treasurer since co-founding the Company in 1990. In addition to his service as an officer of the Company, Mr. Cooke has been self-employed as an independent oil and gas producer for the last 23 years.

Kevin M. Smith has served as a Director of the Company since 1997. Mr. Smith has in excess of 35 years experience as an exploration geophysicist. Since 1984 Mr. Smith's work experience has been exclusively devoted to his own geophysical consulting firm (Kevin M. Smith, Inc.). Mr. Smith received a Bachelor of Science degree with a dual major of Geology and Geophysics from the University of Houston. He also did post graduate studies in Geology and Geophysics at the University of Houston.

The Company's directors serve for a term of one year or until their successors are elected by the shareholders. The Company's executive officers are elected by our board of directors and serve terms of one year or until their death, resignation or removal by the board of directors.

Board Committees

The Company does not presently maintain an audit committee or any other committee of our board of directors. Because we presently have only two directors and do not presently maintain an audit committee, we have no audit committee financial expert.

Compliance With Section 16(a) of Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 1999. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 1999, except for the following: Thomas Cooke and Kevin Smith failed to file Form 3 reporting their initial status as officer and/or director and/or ten percent shareholder of the Company following the effective date of the Company's Form 10-SB. In making these disclosures, the Company has relied solely on copies of reports provided to the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 1999 of each person who served as the Company's Chief Executive Officer during fiscal 1999 and the next four most highly paid executive officers (the "Named Officers").

                                                                                     Long Term
                                                     Annual Compensation            Compensation
                                                     -------------------    -----------------------------
 Name and Principal Position    Year    Salary($)         Bonus($)          Other ($)    Stock Options($)
 ---------------------------    ----    ---------         --------          ---------    ----------------
 Thomas Cooke (1)               1999       85,000           -0-                     -                   -
   President and                1998      120,000           -0-                     -                   -
   Chief Executive Officer      1997      120,000           -0-                     -                   -

 ---------------

 (1) Salary shown as paid or accrued for services of Mr. Cooke includes amounts paid by Saratoga Delaware which may be deemed a predecessor of the Company. Salary paid to Mr. Cooke by Saratoga Delaware totaled $120,000 and $120,000 during 1998 and 1997, respectively.

The Company currently pays no compensation for service of directors. The Company may consider payment of certain amounts to attract the services of independent directors.

The Company, during 1999 and at June 10, 2005, had no employment agreements with any employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of June 10, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

    Name and Address                  Number of Shares              Percentage
 of Beneficial Owner (1)           Beneficially Owned (2)            of Class
 -----------------------           ----------------------           ----------

 Thomas F. Cooke (3)                     2,220,422                     64.1%
   1304 Alta Vista Ave
   Austin, TX  78704

 Kevin Smith (4)                           203,643                      5.9%
   14003 Cherry Mound
   Houston, TX  77077

 All directors and officers
   as a group (2 persons)                2,424,065                     70.0%
 ----------
 (1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of June 10, 2005.
 (2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.
 (3) Includes 109,148 shares held by June Cooke, Mr. Cooke's spouse, of which Mr. Cooke disclaims beneficial ownership.
 (4) Includes 20,000 shares held by Sandra Smith, Mr. Smith's spouse, of which Mr. Smith disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, in conjunction with the spin-off of the Company's stock by Saratoga Delaware and pursuant to the terms of the Eye Care Acquisition, the Company pledged marketable securities to secure certain debt of Saratoga Delaware.

During 1999, Thomas Cooke, the principal officer, director and shareholder of the Company loaned $10,000 to the Company to support operations and, for the foreseeable future, Mr. Cooke continued to advance funds to the Company after 1999 to support operations. Amounts loaned to the Company by Mr. Cooke bear interest at 12.5% and are repayable on demand.

Subsequent to December 31, 1999, the Company transferred a vehicle to Mr. Cooke, with a net book value of $1,027, and Mr. Cooke assumed the remaining debt on the vehicle, totaling $1,662.

ITEM 13. EXHIBITS

         Exhibit
         Number                        Description of Exhibit
         _______        ________________________________________________________
         3.1            Restated   Articles   of   Incorporation   of   Saratoga
                        Resources,  Inc.  (incorporated  by reference to Exhibit
                        3(i) to the  Company's  Registration  Statement  on Form
                        10-SB filed with the SEC on October 6, 1999).

         3.2 Bylaws of Saratoga Resources, Inc. (incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form 10-SB filed with the SEC on October 6,
                        1999).

         10.1 Geophysical/Geological Data Review Agreement dated December 1999, between Saratoga Resources, Inc. and Trek Oil and Gas, Inc. (incorporated by reference to Exhibit
                        10.1 to the Company's Registration Statement on Form 10-SB filed with the SEC on February 16, 2000).

         10.2       *   Letter Agreement, dated March 22, 1999, between Saratoga
                        Resources, Inc. and DBX Geophysical Corporation.

         10.3       *   Letter Agreement, dated June 21, 1999,  between Saratoga
                        Resources,  Inc., Ivy Oil  Company and Trek Oil and Gas,
                        Inc.

         21.1 List of subsidiaries (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form 10-SB filed with the SEC on October 6, 1999).

         31.1       *   Section 302 Certifications

         32.1       *   Section 906 Certifications

*        Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by the Company's principal accountants for the audit of the Company's annual financial statements for the year ended December 31, 1999 and 1998 and fees billed for other services rendered by those firms during those periods.

                                     1999         1998
                                   --------     --------
          Audit fees (1) (2)       $  4,250     $      -
          Audit related fees              -            -
          Tax fees                    7,214        5,597
          All other fees                  -
                                   --------     --------
          Total                    $ 11,464     $  5,597
                                   ========     ========

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by in connection with statutory and regulatory filings or engagements. The audit of the Company's financial statements for 1999 was performed during 2003, 2004 and later periods. Accordingly, limited fees are shown in 1999.
(2) In conjunction with the spin-off and the Eye Care Acquisition in August 1999, various audit fees were paid by Opticare and Prime.

The Company does not maintain an Audit Committee. The policy of the Company's board is to pre-approve all audit and non-audit services provided by the independent auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SARATOGA RESOURCES, INC.
Dated:  July 8, 2005

                                               By:  /S/ Thomas F. Cooke
                                                    ___________________
                                                    Thomas F. Cooke
                                                    President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                   Title                            Date

 /S/ THOMAS F. COOKE          President, Director and             July 8, 2005
 ___________________          Treasurer (Principal Executive
 THOMAS F. COOKE              and Financial Officer)


 /S/ KEVIN SMITH              Director                            July 8, 2005
 ___________________
 KEVIN SMITH

                            SARATOGA RESOURCES, INC.

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors Reports........................................       19

Balance Sheet as of December 31, 1999...............................       21

Statements of Operations For the Years ended December 31, 1999
and 1998............................................................       22

Statements of Shareholders' Equity for the Years ended
December 31, 1999 and 1998..........................................       23

Statements of Cash Flows For the Years Ended December 31, 1999
and 1998............................................................       24

Notes to Financial Statements.......................................       25

Report of Independent Auditors

Board of Directors
Saratoga Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows of Saratoga Resources, Inc. and Subsidiaries for the year ended December 31, 1998 were audited by other auditors whose report dated March 19, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Resources, Inc. and Subsidiaries as of December 31, 1999 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


Robnett & Company, LLP
Austin, Texas

September 7, 2004

                         Report of Independent Auditors



Board of Directors
Saratoga Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Resources, Inc. and Subsidiaries at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                  /s/ Ernst & Young LL

Austin, Texas
March 31, 1999

                   Saratoga Resources, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 1999

                                     ASSETS

Current assets:
   Cash and cash equivalents                                     $     8,884
   Marketable securities                                              27,436
   Due from affiliates                                                50,698
                                                                 -----------
                                                                      87,018
Fixed assets:
   Furniture and equipment                                            57,176
   Accumulated depreciation                                          (28,073)
                                                                 -----------
                                                                      29,103
Other assets:
   Prepaid lease operating expenditures                                2,800
                                                                 -----------

Total assets                                                     $   118,921
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' CAPITAL

Current liabilities:
   Accounts payable & other accrued liabilities                  $    60,051
   Long-term debt - current portion                                    5,863
                                                                 -----------
                                                                      65,914
Long-term debt:
   Long-term debt, net of current portion                             10,349
   Due to related parties                                             10,000
                                                                 -----------
                                                                      20,349
Stockholders' capital:
   Preferred stock, $0.001 par value; 100,000 shares
     authorized, 0 shares issued and outstanding                        --
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 3,465,292 shares issued and outstanding               3,465
   Additional paid-in capital                                      2,489,499
   Accumulated deficit                                            (2,507,917)
   Accumulated other comprehensive gain (loss)                        47,611
                                                                 -----------
                                                                      32,658

Total liabilities and stockholders' capital                      $   118,921
                                                                 ===========

                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 For the Years Ended December 31, 1999 and 1998


                                                   1999              1998
                                                -----------       -----------
REVENUES:
   Interest and dividend income                 $       734       $    18,664
   Other                                               --              19,151
                                                -----------       -----------
                                                        734            37,815

COSTS AND EXPENSES:
   Loss from participation agreement                  7,862             6,878
   Depreciation                                       7,916            11,127
   General and administrative                       286,845           341,641
   Interest expense                                   1,948             1,449
   Realized losses on available for
     sale securities                                 35,679              --
   Loss from securitization of debt                  20,000              --
                                                -----------       -----------
                                                    360,250           361,095
                                                -----------       -----------

Loss before provision for income taxes             (359,516)         (323,280)

   Provision for income taxes                          --                --
                                                -----------       -----------

Net loss                                        $  (359,516)      $  (323,280)
                                                -----------       -----------

OTHER COMPREHENSIVE INCOME:
   Unrealized holding gains (losses)
     arising during the period                       47,611           (27,148)
                                                -----------       -----------

Comprehensive income                            $  (311,905)      $  (350,428)
                                                ===========       ===========

Basic and diluted loss per share:               $   (0.0103)      $   (0.0093)
                                                ===========       ===========

Weighted-average number of common
  shares outstanding                              3,465,292         3,465,292


                       See notes to financial statements.


                    Saratoga Resources, Inc. and Subsidiaries
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL (DEFICIT)
                 For the Years Ended December 31, 1999 and 1998



                                                                                                        Accumulated
                                                     Common Stock          Additional                      Other
                                               -------------------------     Paid-in      Retained     Comprehensive
                                                 Amount        Shares        Capital       Deficit      Gain (Loss)       Total
                                               -----------   -----------   -----------   -----------   -------------   -----------
January 1, 1998                                $     1,000       100,000   $ 2,491,964   $(1,825,121)  $        --     $   667,843

   Net loss                                           --            --            --        (323,280)           --            --

   Unrealized loss on marketable securities           --            --            --            --           (27,148)         --
                                                                                                       -------------

   Comprehensive loss                                 --            --            --            --              --        (350,428)
                                               -----------   -----------   -----------   -----------   -------------   -----------

December 31, 1998                                    1,000       100,000     2,491,964    (2,148,401)        (27,148)      317,415

   34.65292 to 1 stock split, Par $0001              2,465     3,365,292        (2,465)         --              --            --

   Net loss                                           --            --            --        (359,516)           --            --

   Unrealized gains on securities, net of
      reclassification adjustment for gains
      included in net loss                            --            --            --            --            47,611          --
                                                                                                       -------------

   Comprehensive loss                                 --            --            --            --              --        (311,905)

   Reclassification adjustment for losses
     included in net loss                             --            --            --            --            27,148        27,148
                                               -----------   -----------   -----------   -----------   -------------   -----------

December 31, 1999                              $     3,465     3,465,292   $ 2,489,499   $(2,507,917)  $      47,611   $    32,658
                                               ===========   ===========   ===========   ===========   =============   ===========

                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1999 and 1998


                                                          1999         1998
                                                        ---------    ---------
Cash flows from operating activities:
   Net loss                                             $(359,516)   $(323,280)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Realized holding (gains) losses in
         securities, net                                   35,679      (18,000)
       Depreciation                                         7,916       11,127
       Increase in prepaid expense                         (2,800)        --
       Increase (decrease) in accounts payable             50,148       (8,000)
                                                        ---------    ---------
                                                         (268,573)    (338,153)
                                                        ---------    ---------
Cash flows from investing activities:
    Cash paid for securities                               (1,958)     (61,607)
    Cash from sale of securities                           25,320       41,696
    Cash loaned to related parties                        (39,398)     (11,300)
    Cash payments for the purchase of property               (460)      (3,000)
                                                        ---------    ---------
                                                          (16,496)     (34,211)
                                                        ---------    ---------
Cash flows from financing activities:
    Principal payments on long-term debt                   (4,879)      (4,000)
    Cash borrowed from related parties                     10,000         --
                                                        ---------    ---------
                                                            5,121       (4,000)
                                                        ---------    ---------

Net decrease in cash and equivalents                     (279,948)    (376,364)
Cash and equivalents, beginning of year                   288,832      665,196
                                                        ---------    ---------
Cash and equivalents, end of year                       $   8,884    $ 288,832
                                                        =========    =========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Interest expense                                    $   1,948    $   1,000
                                                        =========    =========


                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 1999

1.   Organization and Summary of Significant Accounting Policies

Organization

Saratoga Resources, Inc., a Texas Corporation (the "Company", "Saratoga" or the "Registrant") was incorporated on July 25, 1990 to engage in the transaction of any and all lawful businesses for which corporations may be incorporated under the Texas Business Corporation Act. The Company derives its revenues from a contractual interest in a single oil and gas property.

Prior to August 9, 1999, the Company was a wholly owned subsidiary of Saratoga Resources, Inc., a Delaware Corporation (the "Predecessor"). On August 9, 1999, the Predecessor distributed 100% of the outstanding shares of the Company's common stock to the Predecessor's shareholders (the "Spin-Off"). Concurrently, the Predecessor distributed its assets and 100% of the outstanding common shares of its previously wholly owned subsidiaries, Lobo Operating, Inc., a Texas Corporation ("Lobo Operating"), and Lobo Energy, Inc., a Texas Corporation ("Lobo Energy"), as well as a 9% equity interest in Saratoga Holdings, Inc., a Texas Corporation ("Holdings"), to the Company. Holdings had no identifiable assets or a readily determinable fair market value and did not affect the Company's financial position or results of activities and cash flows as of August 9, 1999.

The Predecessor's financial position and results of activities and cash flows were solely those of the Predecessor's wholly owned subsidiaries. Accordingly, upon the distribution of the Predecessor's wholly owned subsidiaries to the Company, the Company's consolidated financial position and results of activities and cash flows are essentially identical to those reported by the Predecessor prior to August 9, 1999.

Use of Estimates

The preparation of the Company's consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 1999


1.   Organization and Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents

The company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

Marketable Securities

All marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income. The marketable securities are pledged as security for a debt of the Predecessor incurred during the Spin-Off. (See Note 5). The exposure to loss in the surety is limited to the value of 8,039 shares of the Predecessor's stock held in the Company's brokerage accounts, valued at $27,436, as of December 31, 1999.

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation of equipment is computed using the straight-line method over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense, and expenditures which extend the physical or economic life of the assets are capitalized. Gains or losses on disposition of assets are recognized in income and the related assets and accumulated depreciation accounts are adjusted accordingly.

Recognition of Revenues

The Company recognizes net gains and losses arising from its participating interest in the profits and losses of an unaffiliated oil & gas production company in accordance with Statement of Financial Accounting Standard ("SFAS") No. 69 - Disclosures About Oil and Gas Producing Activities. As of the date of report, the Company has no capitalized or equity interest in, and has not realized significant net royalties with respect to the participating interest in the profits and losses of the unaffiliated oil & gas production company. Due to the lack of significant revenue generation and the excessive cost involved in reporting the associated activities, disclosure required by SFAS No. 69 are neither relevant nor reliable and are therefore excluded from this report.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 1999

1.   Organization and Summary of Significant Accounting Policies - Continued

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss Per Share

The Company follows the provisions of SFAS No. 128, Earnings Per Share. Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

Segments

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting standards for a company's operating segments in annual financial statements and the reporting of selected information about operating segments in financial statements. The adoption of SFAS No. 131 had no effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

2.   Long-Term Debt

As of December 31, 1999, long-term debt consisted of a note payable to a bank due in monthly installments of $564, including interest at 10%. The note payable is due August 27, 2002 and is collateralized by an automobile, which is included in the accompanying consolidated balance sheet. Future maturities of the long-term debt as of December 31,1999 are as follows: $5,434 in 2000; $6,004 in 2001; and $4,345 in 2002. Subsequent to December 31, 1999, the automobile was distributed to, and the outstanding debt assumed by, the Company's principle shareholder.

3.   Related Parties

Due from Affiliates

As of December 31, 1999 the Company had loaned funds aggregating $50,698 to Holdings. Subsequent to December 31, 1999, these loans have been forgiven in exchange for the operations and assets of Holdings. (See Note 6)

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 1999

3.   Related Parties - Continued

Due to Related Parties

As of December 31, 1999 the company was indebted to the principal shareholder in the amount of $10,000. The indebtedness to the principle shareholder bears interest at 12.5% and is to be repaid from proceeds from operations as they become available. Accrued interest of $98 is included in the interest expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 1999. Subsequent to December 31, 1999, operations of the Company have been funded by loans from the Company's principal shareholder. As of the date of report, principal and accrued interest of $174,963 and $86,258 remain outstanding to the principle shareholder.

4.   Income Taxes

As  of  December  31,  1999,   the  Company  had  federal  net  operating   loss
carry-forwards approximating $702,000. The net operating losses will expire beginning in 2012, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation, if applicable, may result in the expiration of net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes for the year ended December 31 1999 and 1998 are as follows:

Deferred tax asset (liabilities)                     1999         1998
                                                   ---------    ---------

   Depreciable assets                              $  (1,579)   $    (717)
   Tax carry-forwards                                267,330      155,414
   Accrual to cash adjustment                          2,363        3,700
                                                   ---------    ---------
Total deferred tax assets                            268,114      158,397
Valuation allowance for deferred tax assets         (268,114)    (158,397)
                                                   ---------    ---------
Net deferred tax assets (liabilities)              $  -0-       $  -0-
                                                   =========    =========

The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding their realization. The valuation allowance increased by approximately $130,000 during the year ended December 31, 1999 due primarily to current year net operating losses, which were aggregated with prior year un-utilized net operating losses.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 1999

4.   Income Taxes - Continued

The reconciliation of generally accepted accounting principles net loss to taxable net loss is as follows:

                                                  1999           1998
                                               ----------     ----------
            GAAP Net Loss                      $ (359,516)    $ (323,280)
              Cash to accrual adjustments          62,984          8,360
                                               ----------     ----------
            Taxable Net Loss                   $ (296,532)    $ (331,640)
                                               ==========     ==========

5.   Commitments & Contingencies

Debt Surety

The Company pledged equity securities to secure debt of the Predecessor incurred in the Spin-Off. The amount of the surety is limited to the equity securities held in brokerage accounts pledged as collateral for the debt.

Pending Litigation

The Company was plaintiff to a lawsuit, which was dismissed in a court of law in November of 2000. No gain from this lawsuit was realized.

6.   Subsequent Events

On April 29, 2002, the Company acquired 100% of the outstanding common shares of SH2, Inc., a Texas Corporation ("SH2"), from Holdings, to liquidate related party debt owed to the Company by Holdings. SH2 had no identifiable assets or operations as of April 29, 2002 and did not materially affect the Company's financial position, results of operations, or cash flows.