Form 10QSB
period 2000-03-31
SARATOGA RESOURCES INC /TX
filed 2005-07-08
CIK 1096339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________.

                        Commission File Number 000-27563

                            SARATOGA RESOURCES, INC.
               __________________________________________________
               (Exact name of registrant as specified in charter)

                       Texas                         76-0314489
          _______________________________        ___________________
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

         2304 Hancock Drive, Suite 5, Austin, Texas          78756
         __________________________________________        __________
          (Address of principal executive offices)         (Zip Code)

                                 (512) 478-5717
              ____________________________________________________
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 10, 2005, the Company had outstanding 3,465,292 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                       PAGE

PART I        FINANCIAL INFORMATION

  ITEM 1.     Financial Statements (Unaudited) .......................   3
              Balance Sheet as of March 31, 2000 .....................   3
              Statements of Operations for the quarter ended
                March 31, 2000 and March 31, 1999 ....................   4
              Statements of Cash Flows for the quarter ended
                March 31, 2000 and March 31, 1999 ....................   5
              Notes to Financial Statements ..........................   6

  ITEM 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..................   7

  ITEM 3      Controls and Procedures ................................  10

PART II       OTHER INFORMATION

  ITEM 6.     Exhibits ...............................................  11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                    Saratoga Resources, Inc. and Subsidiaries
                                  BALANCE SHEET
                                 March 31, 2000


                                     ASSETS
                                                             In Thousands
Current assets:
   Cash & equivalents                                        $       --
   Accounts Receivable                                                  1
   Marketable Securities                                               28
   Investment in Holdings                                              37
                                                             ------------
                                                                       66

Equipment, net of accumulated depreciation                             27

Other assets                                                            2
                                                             ------------

Total assets                                                 $         95
                                                             ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Cash Overdraft                                            $         15
   Accounts payable & accrued liabilities                              53
   Current maturities of debt                                           6
                                                             ------------
                                                                       74

Long-term debt, net of current portion                                  9
Due to related parties                                                 10

Stockholders' equity:
   Common stock                                                         3
   Additional paid-in capital                                       2,490
   Accumulated deficit                                             (2,519)
   Other comprehensive income (loss)                                   28
                                                             ------------
                                                                        2
                                                             ------------

Total liabilities & stockholders equity                      $         95
                                                             ============

                    Saratoga Resources, Inc. and Subsidiaries
                            STATEMENTS OF OPERATIONS
                  For the Quarters Ended March 31, 2000 & 1999


                                              Quarter Ended     Quarter Ended
                                              March 31, 2000    March 31, 1999
                                               In Thousands      In Thousands
                                              --------------    --------------
Revenues:
Gain from Participation Agreement             $         --      $            1
                                              --------------    --------------
                                                        --                   1

Expenses:
Depreciation                                               2                 2
Loss from Participation Agreement                          4              --
General & administrative                                  26                91
                                              --------------    --------------
                                                          32                93
                                              --------------    --------------

Loss before income taxes                                 (32)              (92)

Net loss                                                 (32)              (92)
                                              --------------    --------------

Unrealized holding gains                                   1                 2
                                              --------------    --------------

Comprehensive income                          $          (31)   $          (90)
                                              ==============    ==============

Basic & Diluted Loss Per Share                $       (0.009)   $       (0.027)
Wtd Average number of common shares
   outstanding                                     3,465,292         3,465,292

                    Saratoga Resources, Inc. and Subsidiaries
                            STATEMENTS OF CASH FLOWS
                  For the Quarters Ended March 31, 2000 & 1999


                                                   Quarter Ended     Quarter Ended
                                                   March 31, 2000    March 31, 1999
                                                    In Thousands      In Thousands
                                                   --------------    --------------
Cash provided (used) from operating activities:
  Net loss                                         $          (32)   $          (92)
  Depreciation                                                  2                 2
  (Increase) decrease in accounts receivable                   (1)             --
  Increase (decrease) in accrued liabilities                    8                (5)
  Other Assets                                                  1              --
                                                   --------------    --------------
                                                              (22)              (95)

Cash provided (used) by investing activities:
  Investment in related party                                  14              --
  Other asset additions                                      --                  (2)
                                                   --------------    --------------
                                                               14                (2)

Cash provided (used) by financing activities:
  Principal payments long term debt                           (11)             --
  Due from related parties                                     10                (1)
                                                   --------------    --------------
                                                               (1)               (1)
                                                   --------------    --------------


Net (decrease) increase in cash                                (9)              (98)
Beginning cash                                                  9               289
                                                   --------------    --------------
Ending Cash                                        $         --      $          191
                                                   ==============    ==============

                            SARATOGA RESOURCES, INC.
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)


NOTE 1. - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Saratoga Resources, Inc., a Texas corporation (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United
States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company's Form 10-KSB for the year ended December 31, 1999.

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 1999 have been reclassified to conform to the 2000 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

         This Form 10-QSB quarterly report of Saratoga Resources, Inc. (the "Company") for the three months ended March 31, 2000, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

         The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company's ability to minimize expenses; the Company's current dependency on its sole director and executive officer, to continue funding the Company's operations and, to the extent he should ever become unwilling to do so, the Company's ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company believes the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

         Additionally, the following discussion regarding the Company's financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company's Form 10-KSB for the fiscal year ended December 31, 1999.

Critical Accounting Policies

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 1999. As of, and for the quarter ended, March 31, 2000, there have been no material changes or updates to the Company's critical accounting policies.

Current Year Operations and Developments

         During the quarter ended March 31, 2000, the Company continued to operate on a very limited scale with operations consisting solely of the Company's investment in a single oil and gas property. Management continued to undertake efforts to minimize costs during the period.

         The financial information included in the following discussion has been rounded to thousands.

Results of Operations

         Revenues. Revenues during the three months ended March 31, 2000 totaled $ Nil. Revenues during the 1999 period totaled $1,000 consisting of gain from participation.

         General and Administrative Expenses. General and administrative expense declined from $91,000 during the three months ended March 31, 1999 to $26,000 during the same period in 2000. The decrease in general and administrative expense was attributable to a reduced level of activity following the spin-off from Saratoga Delaware and ongoing cost control measures.

         Depreciation Expense. Depreciation expense totaled $2,000 for both quarters ended March 31, 1999 and 2000. Most assets are reaching full depreciation with minimal asset additions in 1999 and 2000.

Financial Condition

Liquidity and Capital Resources.

         The Company had a cash balance of $ Nil and a working capital deficit of $8,000 at March 31, 2000 as compared to a cash balance of $9,000 and a working capital balance of $21,000 at December 31, 1999.

         The decline in cash and working capital balances was attributable to the operating loss incurred during 2000, partially offset by proceeds from borrowings from related parties.

         The Company, at and for the period ended March 31, 2000, had limited capital resources and limited operating revenues to support its overhead. The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow. Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Long-Term Debt

         At March 31, 2000, the Company had long-term debt of $19,000, including $10,000 owed to the Company's principal shareholder. Loans from the Company's principal shareholder bear interest at 12.5% and are payable on demand. Long-term debt, other than amounts owed to the Company's principal shareholder, consisted of a bank note payable in monthly installments of $564, including interest at 10%. The bank note is secured by a vehicle and provide for maturities of $5,434 in 2000, $6,004 in 2001 and $4,345 in 2002. Subsequent to March 31, 2000, the vehicle securing the bank loan was transferred to the Company's principal shareholder and the shareholder assumed the balance owing on the bank loan.

Capital Expenditures and Commitments

         During the three months ended March 31, 2000, the Company made no capital expenditures and, at March 31, 2000, the Company had no capital commitment obligations.

Off-Balance Sheet Arrangements

         The Company had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2000.

Inflation

         The Company believes that inflation has not had a significant impact on its operations since inception.

ITEM 3.  CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2000. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended March 31, 2000, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS

         Exhibit
         Number                             Description
         _______      __________________________________________________________
         31.1         Certification of Chief Executive Officer, pursuant to Rule
                      13a-14(a) of the  Exchange  Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

         31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

         32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code
                      Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith.

                                   Signatures


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      (Registrant) SARATOGA RESOURCES, INC.

                                               By: /s/ Thomas Cooke
                                                   ________________________
                                                   Thomas Cooke
                                                   CEO and President

Date:  July 8, 2005