Form 10KSB
period 2000-12-31
SARATOGA RESOURCES INC /TX
filed 2005-07-08
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2000 were $22,751.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format:     Yes  [ ]      No  [X]

                                TABLE OF CONTENTS

                                                                          Page

PART I

         ITEM 1.    DESCRIPTION OF BUSINESS..........................       3
         ITEM 2.    DESCRIPTION OF PROPERTY..........................       8
         ITEM 3.    LEGAL PROCEEDINGS................................       8
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS.................................       8

PART II

         ITEM 5.    MARKET FOR COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS......................       8
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS.............       9
         ITEM 7.    FINANCIAL STATEMENTS.............................      11
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE...........      12
         ITEM 8A.   CONTROLS AND PROCEDURES..........................      13
         ITEM 8B.   OTHER INFORMATION................................      13

PART III

         ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                    CONTROL PERSONS; COMPLIANCE WITH
                    SECTION 16(a) OF THE EXCHANGE ACT................      14
         ITEM 10.   EXECUTIVE COMPENSATION...........................      15
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT............................      15
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...      16
         ITEM 13.   EXHIBITS AND REPORTS OF FORM 8-K.................      16
         ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...........      17

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

In January 2001, the Company and Ivy acquired the interests of Trek in the Dawson Prospects Agreement, including the Adcock Farms No. 1, bringing their interests therein to 50% each. The Company paid $6,028 as consideration for the interest of Trek.

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

Our sole oil and gas property interest as of December 31, 2000 consisted of a contractual right to participate in the profits and losses in an 80-acre tract known as the Adcock Farms Prospect, including the Adcock Farms No. 1 well, in Dawson County, Texas. Our interest in the prospect was 33% during 2000 and was increased to 50% effective January 3, 2001. Under the contractual participation interest, we receive our proportionate interest in revenues from the Adcock Farms prospect and bear a proportionate share of operating costs.

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

Marketing

At December 31, 2000 and June 10, 2005, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

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

Overview of Operations

Our operations, and our operating results, are a continuation of the operations previously conducted by our prior parent company, Saratoga Delaware. During 1999 and 2000 our operations were exclusively devoted to our ownership of a participation interest in a single oil well, the Adcock Farms No. 1, and efforts relating acquisitions of business opportunities, both within and outside the oil and gas industry.

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

Revenue Recognition.

The Company recognizes revenues from its participating interest in the profits and losses of the Adcock Farm prospect in accordance with Statement of Financial Accounting Standard ("SFAS") No. 69 - Disclosures About Oil and Gas Producing Activities. As of December 31, 2000, the Company had no capitalized or equity interest in, and had not realized significant net royalties with respect to the participating interest in the profits and losses of the Adcock Farm prospect. Due to the lack of significant revenue generation and the excessive cost involved in reporting the associated activities, disclosure required by SFAS No. 69 is neither relevant nor reliable and has been excluded from the Company's financial statements.

Marketable Securities.

Marketable securities are classified as available-for-sale and, at December 31, 2000, were available to support current operations or to take advantage of other investment opportunities. The securities were stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income. Certain marketable securities held at December 31, 2000 were pledged as security for a debt of Saratoga Delaware.

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

Based on our review of our present operating properties and other long-lived assets, during the fiscal year ended December 31, 2000, we recorded no impairments of our long-lived assets.

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. Revenues during 2000 totaled $22,751, and consisted principally of $20,175 of gain realized on the sale of securities. Revenues during 1999 totaled $734, all of which was attributable to interest and dividend income.

Gains realized on the sale of securities reflect proceeds from the sale of stock pledged to secured debt of the Company's predecessor, Saratoga Delaware and do not result in the realization of cash by the Company.

The decrease in interest and dividend income was attributable to the reduction in cash balances held by the Company following its spin-off by Saratoga Delaware.

Costs and Expenses. Operating costs and expenses totaled $91,798 in 2000 as compared to $360,250 in 1999 and, during 2000, consisted principally of general and administrative expenses and a loss realized from the Company's participation in the Adcock Farms No. 1 well. Operating costs and expenses during 1999 also included losses on sales of securities and losses from securitization of debt.

 - Loss From Participation Agreement. Loss from participation agreement totaled $7,379 in 2000 as compared to $7,862 in 1999. The loss from participation agreement for both years was attributable to initial operations of the Adcock Farms No. 1 well and costs of leases on adjacent prospects.

 - General and Administrative Expenses. General and administrative expense declined from $286,845 in 1999 to $68,917 in 2000. The decrease in general and administrative expense was attributable to a reduced level of activity following the spin-off from Saratoga Delaware and ongoing cost control measures.

 - Depreciation Expense. Depreciation expense declined from $7,916 in 1999 to $6,863 in 2000. The decline in depreciation expense during 2000 was attributable to assets reaching full depreciation in 1999 with minimal asset additions in 2000.

 - Interest Expense. Interest expense increased from $1,948 in 1999 to $8,639 in 2000. The increase in interest expense was attributable to higher long-term debt in 2000 attributable to loans from a principal shareholder to support operations.

 - Realized Losses on Available for Sale Securities. Realized losses on available for sale securities totaled $35,679 in 1999. The Company reported no such losses in 2000. The losses consist of the losses from the sale of shares of Saratoga Delaware stock held by the Company and pledged as security for debt of Saratoga Delaware incurred during the spin-off of the Company from Saratoga Delaware.

 - Loss from Securitization of Debt. Loss from securitization of debt totaled $20,000 in 1999. The Company reported no such losses in 2000. The loss consists of the book value of stock delivered in performance of a guarantee by the Company of an obligation of Saratoga Delaware.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $188 and a working capital deficit of $16,031 at December 31, 2000 as compared to a cash balance of $8,884 and a working capital balance of $21,104 at December 31, 1999.

The decline in cash and working capital balances was attributable to the operating loss incurred during 2000 and advances to Holdings that were subsequently forgiven, partially offset by proceeds from the sale of securities, unrealized losses on securities held and increases in accounts payable and borrowings from related parties.

The Company, at and for the year ended December 31, 2000, had limited capital resources and limited operating revenues to support its overhead. The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow. Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Marketable Securities.

At December 31, 2000, the Company's current assets included securities holdings classified as "available-for-sale securities", totaling $3,919. Those securities consisted of shares of stock of Opticare (formerly, Saratoga Delaware). All of the Opticare stock is held in a pledge account to secure obligations guaranteed by the Company. The Company's guarantee is limited to the extent of the shares pledged, the market value of which was $3,919 at December 31, 2000.

The Company had unrealized losses on its available-for-sale securities of $30,167 during 2000. Those unrealized losses are included in Other Comprehensive Income (Loss).

Long-Term Debt

At December 31, 2000, the Company had long-term debt of $86,745, including $82,400 owed to the Company's principal shareholder. Loans from the Company's principal shareholder bear interest at 12.5% and are payable on demand. Long-term debt, other than amounts owed to the Company's principal shareholder, consisted of a bank note payable in monthly installments of $564, including interest at 10%. The bank note is secured by a vehicle and provides for maturities of $6,004 in 2001 and $4,345 in 2002. Subsequent to December 31,
2000, the vehicle securing the bank loan was transferred to the Company's principal shareholder and the shareholder assumed the balance owing on the bank loan.

Capital Expenditures and Commitments

During 2000, the Company made no capital expenditures and, at December 31, 2000, the Company had no fixed capital commitment obligations.

The Company, at December 31, 2000, was contractually obligated to bear one-third of the expenses of operating the Adcock Farm prospect. Effective January 3, 2001, the Company's obligations, and rights to revenues, relative to the Adcock Farm prospect increased to 50%.

The Company, at December 31, 2000, was also contractually obligated to pay certain amounts relating to the licensing of the right to certain data from DBX Geophysical. Pursuant to the terms of the agreement with DBX, as consideration for the DBX Data, the Company agreed (1) to grant to DBX a 3% overriding royalty in any leasehold acquired in the Adcock Farms prospect and (2) to pay to DBX $100,000, payable (a) $25,000 upon commencement of drilling operations of the first prospect, (b) $25,000 as a production payment out of a 25% working interest in the first well, (c) $25,000 upon commencement of drilling operations on a second well, and (d) $25,000 as a production payment out of a 25% working interest in the second well. In the event that the required production payments are not made in full from the referenced wells, such deficiency will be payable out of a 25% working interest in all other wells drilled within the area of interest. As of December 31, 2000, no wells had been drilled on the Adcock Farms prospect. Accordingly, other than the overriding royalty, no amounts had, as of that date, been paid to DBX.

Off-Balance Sheet Arrangements

As noted elsewhere, all of our marketable securities at December 31, 2000 were pledged to secure obligations of our predecessor, Saratoga Delaware. Our exposure in that regard is limited to the value of the securities pledged.

Except for the pledge of securities to secure  obligations of Saratoga Delaware,
we  had  no  off-balance  sheet   arrangements  or  guarantees  of  third  party
obligations at December 31, 2000.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants reports thereon of Robnett & Company, LLP, appears immediately after the signature page of this report. See "Index to Financial Statements" on page 18 of this report.

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

In September 2004, the Company's Board of Directors approved the appointment of Robnett & Company, LLP as the Company's principal independent accounting firm.

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

During the quarter ended December 31, 2000, there were no significant changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Compliance With Section 16(a) of Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2000. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2000. In making these disclosures, the Company has relied solely on copies of reports provided to the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2000 of each person who served as the Company's Chief Executive Officer during fiscal 2000 and the next four most highly paid executive officers (the "Named Officers").

                                                                                     Long Term
                                                     Annual Compensation            Compensation
                                                     -------------------    ----------------------------
 Name and Principal Position    Year    Salary($)         Bonus($)          Other ($)    Stock Options($)
 ---------------------------    ----    ---------         --------          ---------    ---------------
 Thomas Cooke (1)               2000          -0-           -0-                     -                  -
   President and                1999       85,000           -0-                     -                  -
   Chief Executive Officer      1998      120,000           -0-                     -                  -

 ---------------
 (1) Salary shown as paid or accrued for services of Mr. Cooke includes amounts paid by Saratoga Delaware which may be deemed a predecessor of the Company. Salary paid to Mr. Cooke by Saratoga Delaware totaled $120,000 during 1998.

The Company currently pays no compensation for service of directors. The Company may consider payment of certain amounts to attract the services of independent directors.

The Company, during 2000 and at June 10, 2005, had no employment agreements with any employees.

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

    Name and Address                Number of Shares            Percentage
 of Beneficial Owner (1)         Beneficially Owned (2)          of Class
 -----------------------         ----------------------         ----------

 Thomas F. Cooke (3)                   2,220,422                   64.1%
   1304 Alta Vista Ave
   Austin, TX  78704

 Kevin Smith (4)                         203,643                    5.9%
   14003 Cherry Mound
   Houston, TX  77077

 All directors and officers
   as a group (2 persons)              2,424,065                   70.0%
 ---------------
 (1) Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of June 10, 2005.
 (2) The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.
 (3) Includes 109,148 shares held by June Cooke, Mr. Cooke's spouse, of which Mr. Cooke disclaims beneficial ownership.
 (4) Includes 20,000 shares held by Sandra Smith, Mr. Smith's spouse, of which Mr. Smith disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, in conjunction with the spin-off of the Company's stock by Saratoga Delaware and pursuant to the terms of the Eye Care Acquisition, the Company pledged marketable securities to secure certain debt of Saratoga Delaware.

During 1999 and 2000, Thomas Cooke, the principal officer, director and shareholder of the Company loaned funds to the Company to support operations and, for the foreseeable future, Mr. Cooke continued to advance funds to the Company after 2000 to support operations. Amounts loaned to the Company by Mr. Cooke, totaling $82,400 at December 31, 2000, bear interest at 12.5% and are repayable on demand.

Subsequent to December 31, 2000, the Company transferred a vehicle to Mr. Cooke, with a net book value of $1,027, and Mr. Cooke assumed the remaining debt on the vehicle, totaling $1,662.

ITEM 13. EXHIBITS

         Exhibit
         Number                      Description of Exhibit
         _______      __________________________________________________________
         3.1          Restated Articles of Incorporation of Saratoga  Resources,
                      Inc. (incorporated by reference to Exhibit 3(i) to the Company's Registration Statement on Form 10-SB filed with the SEC on October 6, 1999).

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

         10.2 Letter Agreement, dated March 22, 1999, between Saratoga Resources, Inc. and DBX Geophysical Corporation. (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

         10.3 Letter Agreement, dated June 21, 1999, between Saratoga Resources, Inc., Ivy Oil Company and Trek Oil and Gas, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999)

         10.4     *   Letter Agreement, dated January 3, 2001,  between Saratoga
                      Resources, Inc. and Trek Oil and Gas, Inc.

         21.1 List of subsidiaries (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form 10-SB filed with the SEC on October 6, 1999).

         31.1     *   Section 302 Certifications

         32.1     *   Section 906 Certifications

*        Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by the Company's principal accountants for the audit of the Company's annual financial statements for the years ended December 31, 1999 and 2000 and fees billed for other services rendered by that firms during those periods.

                                       1999         2000
                                     --------     --------
          Audit fees (1) (2)          $ 4,250            -
          Audit related fees                -            -
          Tax fees                      7,214            -
          All other fees                    -            -
                                     --------     --------
          Total                      $ 11,464            -
                                     ========     ========

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by in connection with statutory and regulatory filings or engagements. The audit of the Company's financial statements for both 2000 and 1999 was performed during 2003, 2004 and later periods. Accordingly, no audit, or other, fees are shown during 2000 and limited fees are shown in 1999.
(2) In conjunction with the spin-off and the Eye Care Acquisition in August 1999, various audit fees were paid by Opticare and Prime.

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

                                                   SARATOGA RESOURCES, INC.
Dated:   July 8, 2005

                                             By:   /S/ Thomas F. Cooke
                                                   ________________________
                                                   Thomas F. Cooke
                                                   President

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

      Signatures                      Title                          Date

 /S/ THOMAS F. COOKE         President, Director and             July 8, 2005
 ___________________         Treasurer (Principal Executive
 THOMAS F. COOKE             and Financial Officer)


 /S/ KEVIN SMITH             Director                            July 8, 2005
 ___________________
 KEVIN SMITH

                            SARATOGA RESOURCES, INC.

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors Reports.......................................       19

Balance Sheet as of December 31, 2000..............................       20

Statements of Operations For the Years ended December 31, 2000
and 1999...........................................................       21

Statements of Shareholders' Equity for the Years ended
December 31, 2000 and 1999.........................................       22

Statements of Cash Flows For the Years Ended December 31, 2000
and 1999...........................................................       23

Notes to Financial Statements......................................       24

Report of Independent Auditors

Board of Directors
Saratoga Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.



Robnett & Company, LLP
Austin, Texas

September 7, 2004

                    Saratoga Resources, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS

Current assets:
   Cash and cash equivalents                                     $       188
   Marketable securities                                               3,919
   Due from affiliates                                                52,873
                                                                 -----------
                                                                      56,980
Fixed assets:
   Furniture and equipment                                            57,631
   Accumulated depreciation                                          (34,936)
                                                                 -----------
                                                                      22,695

Other assets:                                                           --
                                                                 -----------

Total assets                                                     $    79,675
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' CAPITAL

Current liabilities:
   Accounts payable & other accrued liabilities                  $    67,007
   Long-term debt - current portion                                    6,004
                                                                 -----------
                                                                      73,011
Long-term debt:
   Long-term debt, net of current portion                              4,345
   Due to related parties                                             82,400
                                                                 -----------
                                                                      86,745
Stockholders' capital:
   Preferred stock, $0.001 par value; 100,000 shares
     authorized, 0 shares issued and outstanding                        --
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 3,465,292 shares issued and outstanding               3,465
   Additional paid-in capital                                      2,489,499
   Accumulated deficit                                            (2,576,964)
   Accumulated other comprehensive loss                                3,919
                                                                 -----------
                                                                     (80,081)

Total liabilities and stockholders' capital                      $    79,675
                                                                 ===========

                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 For the Years Ended December 31, 2000 and 1999


                                                     2000            1999
                                                  -----------     -----------
REVENUES:
   Realized gains on available for sale
      securities                                  $    20,175     $      --
   Interest and dividend income                             5             734
   Other                                                2,571            --
                                                  -----------     -----------
                                                       22,751             734

COSTS AND EXPENSES:
   Loss from participation agreement                    7,379           7,862
   Depreciation                                         6,863           7,916
   General and administrative                          68,917         286,845
   Interest expense                                     8,639           1,948
   Realized losses on available for sale
      securities                                         --            35,679
   Loss from securitization of debt                      --            20,000
                                                  -----------     -----------
                                                       91,798         360,250
                                                  -----------     -----------

Loss before provision for income taxes                (69,047)       (359,516)

   Provision for income taxes                            --              --
                                                  -----------     -----------

Net loss                                          $   (69,047)    $  (359,516)
                                                  -----------     -----------

OTHER COMPREHENSIVE INCOME:
   Unrealized holding gains (losses)
     arising during the period                        (30,167)         47,611
                                                  -----------     -----------

Comprehensive income (loss)                       $   (99,214)    $  (311,905)
                                                  ===========     ===========

Basic and diluted loss per share:                 $     (0.02)    $    (0.104)
                                                  ===========     ===========

Weighted-average number of common
   shares outstanding                               3,465,292       3,465,292

                       See notes to financial statements.


                    Saratoga Resources, Inc. and Subsidiaries
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL (DEFICIT)
                 For the Years Ended December 31, 2000 and 1999

                                                                                                        Accumulated
                                                     Common Stock          Additional                      Other
                                               -------------------------     Paid-in      Retained     Comprehensive
                                                 Amount        Shares        Capital       Deficit      Gain (Loss)       Total
                                               -----------   -----------   -----------   -----------   -------------   -----------
January 1, 1999                                $     1,000       100,000   $ 2,491,964   $(2,148,401)  $     (27,148)  $   317,415

   34.65292 to 1 stock split, Par $0001              2,465     3,365,292        (2,465)         --              --            --

   Net loss                                           --            --            --        (359,516)           --            --

   Unrealized gains on securities                     --            --            --            --            47,611          --
                                                                                                       -------------

   Comprehensive loss                                 --            --            --            --              --        (311,905)

   Reclassification adjustment for losses
     included in net loss                             --            --            --            --            27,148        27,148
                                               -----------   -----------   -----------   -----------   -------------   -----------

December 31, 1999                                    3,465     3,465,292     2,489,499    (2,507,917)         47,611        32,658

   Net loss                                           --            --            --         (69,047)           --            --

   Unrealized losses on securities                    --            --            --            --           (30,167)         --
                                                                                                       -------------
   Comprehensive loss                                 --            --            --            --              --         (99,214)

   Reclassification adjustment for gains
     included in net loss                             --            --            --            --           (13,525)      (13,525)
                                               -----------   -----------   -----------   -----------   -------------   -----------

December 31, 2000                              $     3,465     3,465,292   $ 2,489,499   $(2,576,964)  $       3,919   $   (80,081)
                                               ===========   ===========   ===========   ===========   =============   ===========

                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999


                                                          2000         1999
                                                        ---------    ---------
Cash flows from operating activities:
   Net loss                                             $ (69,047)   $(359,516)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Realized holding (gains) losses in
          securities, net                                 (14,000)      35,679
       Depreciation                                         6,863        7,916
       Increase in prepaid expense                          2,800       (2,800)
       Increase (decrease) in accounts payable              6,956       50,148
                                                        ---------    ---------
                                                          (66,428)    (268,573)
                                                        ---------    ---------

Cash flows from investing activities:
    Cash paid for securities                               (6,175)      (1,958)
    Cash from sale of securities                             --         25,320
    Cash loaned to related parties                         (2,175)     (39,398)
    Cash payments for the purchase of property               (455)        (460)
                                                        ---------    ---------
                                                           (8,805)     (16,496)
                                                        ---------    ---------

Cash flows from financing activities:
    Principal payments on long-term debt                   (5,863)      (4,879)
    Cash borrowed from related parties                     72,400       10,000
                                                        ---------    ---------
                                                           66,537        5,121
                                                        ---------    ---------

Net decrease in cash and equivalents                       (8,696)    (279,948)
Cash and equivalents, beginning of year                     8,884      288,832
                                                        ---------    ---------
Cash and equivalents, end of year                       $     188    $   8,884
                                                        =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest expense                                    $   1,334    $   1,948
                                                        =========    =========

                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2000


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

Prior to August 9, 1999, the Company was a wholly owned subsidiary of Saratoga Resources, Inc., a Delaware Corporation (the "Predecessor"). On August 9, 1999, the Predecessor distributed 100% of the outstanding shares of the Company's common stock to the Predecessor's shareholders (the "Spin-Off"). Concurrently, the Predecessor distributed its assets and 100% of the outstanding common shares of its previously wholly owned subsidiaries, Lobo Operating, Inc., a Texas Corporation ("Lobo Operating"), and Lobo Energy, Inc., a Texas Corporation ("Lobo Energy"), as well as a 9% equity interest in Saratoga Holdings, Inc., a Texas Corporation ("Holdings"), to the Company. Holdings had no identifiable assets or a readily determinable fair market value and did not affect the Company's financial position or results of activities and cash flows as of or for the year ended December 31, 2000.

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

                    Saratoga Resources, Inc. And Subsidiaries
                          Notes to Financial Statements
                                December 31, 2000


1.   Organization and Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents

The company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

Marketable Securities

All marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income. The marketable securities are pledged as security for a debt of the Predecessor incurred during the Spin-Off. (See Note 5). The exposure to loss in the surety is limited to the value of 9,739 shares of the Predecessor's stock held in the Company's brokerage accounts, valued at $3,919, as of December 31, 2000.

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

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2000


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

2.   Long-Term Debt

As of December 31, 2000, long-term debt consisted of a note payable to a bank due in monthly installments of $564, including interest at 10%. The note payable is due August 27, 2002 and is collateralized by an automobile, which is included in the accompanying consolidated balance sheet. Future maturities of the long-term debt as of December 31, 2000 are as follows: $6,004 in 2001; and $4,345 in 2002. Subsequent to December 31, 2000, the automobile was distributed to, and the outstanding debt assumed by, the Company's principle shareholder.

3.   Related Parties

Due from Affiliates

As of December 31, 2000 the Company had loaned funds aggregating $52,873 to Holdings. Subsequent to December 31, 2000, these loans have been forgiven in exchange for the operations and assets of Holdings. (See Note 6)

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2000


3.   Related Parties - Continued

Due to Related Parties

As of December 31, 2000 the company was indebted to the principal shareholder in the amount of $82,400. The indebtedness to the principle shareholder bears interest at 12.5% and is to be repaid from proceeds from operations as they become available. Accrued interest of $7,404 is included in the interest expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2000. Subsequent to December 31, 2000, operations of the Company have been funded by loans from the Company's principal shareholder. As of the date of report, principal and accrued interest of $174,963 and $86,258 remain outstanding to the principle shareholder.

4.   Income Taxes

As  of  December  31,  2000,   the  Company  had  federal  net  operating   loss
carry-forwards approximating $766,000. The net operating losses will expire beginning in 2012, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation, if applicable, may result in the expiration of net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes for the years ended December 31, 2000 and 1999 are as follows:

Deferred tax asset (liabilities)                 2000         1999
                                               ---------    ---------

   Depreciable assets                          $  (2,615)   $  (1,579)
   Tax carry-forwards                            299,605      267,330
   Accrual to cash adjustment                     (6,672)       2,363
                                               ---------    ---------
Total deferred tax assets                        290,318      268,114
Valuation allowance for deferred tax assets     (290,318)    (268,114)
                                               ---------    ---------
Net deferred tax assets (liabilities)          $   -0-      $   -0-
                                               =========    =========

The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding their realization. The valuation allowance increased by approximately $22,000 during the year ended December 31, 2000 due primarily to current year net operating losses, which were aggregated with prior year un-utilized net operating losses.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2000


4.   Income Taxes - Continued

The reconciliation of generally accepted accounting principles net loss to taxable net loss is as follows:

                                                   2000          1999
                                                ----------    ----------

         GAAP Net Loss                          $  (69,047)   $ (359,516)
            Cash to accrual adjustments              5,050        62,984
                                                ----------    ----------
         Taxable Net Loss                       $  (63,997)   $ (296,532)


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