Form 10QSB
period 2001-06-30
SARATOGA RESOURCES INC /TX
filed 2005-07-08
CIK 1096339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

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

                                TABLE OF CONTENTS

                                                                        PAGE

PART I       FINANCIAL INFORMATION

  ITEM 1.    Financial Statements (Unaudited) .......................     3
             Balance Sheet as of June 30, 2001 ......................     3
             Statements of Operations for the quarter and six
               months ended June 30, 2001 and June 30, 2000 .........     4
             Statements of Cash Flows for the six months
               ended June 30, 2001 and June 30, 2000 ................     5
             Notes to Financial Statements ..........................     6

  ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..........     7

  ITEM 3     Controls and Procedures ................................    10

PART II      OTHER INFORMATION

  ITEM 6.    Exhibits ...............................................    11

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                    Saratoga Resources, Inc. and Subsidiaries
                                  BALANCE SHEET
                                  June 30, 2001


                                     ASSETS
                                                             In Thousands
Current assets:
     Cash & equivalents                                      $       --
     Accounts Receivable                                               10
     Marketable Securities                                              2
     Investment in Holdings                                            60
                                                             ------------
                                                                       72

Equipment, net of accumulated depreciation                             19


Total assets                                                 $         91
                                                             ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable & accrued liabilities                  $         60
     Current maturities of debt                                         6
                                                             ------------
                                                                       66

Long-term debt, net of current portion                                  1
Due to related parties                                                129

Stockholders' equity:
     Common stock                                                       3
     Additional paid-in capital                                     2,490
     Accumulated deficit                                           (2,600)
     Other comprehensive income (loss)                                  2
                                                             ------------
                                                                     (105)
                                                             ------------

Total liabilities & stockholders equity                      $         91
                                                             ============

                    Saratoga Resources, Inc. and Subsidiaries
                            STATEMENTS OF OPERATIONS
            For the Quarters and Six Month Ended June 30, 2001 & 2000

                                                                          Six Month        Six Month
                                      Quarter Ended    Quarter Ended        Ended            Ended
                                      June 30, 2001    June 30, 2000        2001             2000
                                      In Thousands     In Thousands     In Thousands     In Thousands
                                      -------------    -------------    -------------    -------------
Revenues:
Gain from Participation Agreement     $           3    $        --      $           8    $        --
                                      -------------    -------------    -------------    -------------
                                                  3             --                  8             --

Expenses:
Depreciation                                      2                1                4                3
Loss from Participation Agreement              --                  1             --                  5
General & administrative                         13               21               28               47
                                      -------------    -------------    -------------    -------------
                                                 15               23               32               55
                                      -------------    -------------    -------------    -------------

Loss before income taxes                        (12)             (23)             (24)             (55)

Net loss                                        (12)             (23)             (24)             (55)
                                      -------------    -------------    -------------    -------------

Unrealized holding gains (losses)                (1)             (12)              (2)             (11)
                                      -------------    -------------    -------------    -------------

Comprehensive income                  $         (13)   $         (35)   $         (26)   $         (66)
                                      =============    =============    =============    =============

Basic & Diluted Loss Per Share        $      (0.003)   $      (0.007)   $      (0.007)   $      (0.016)
Wtd Average number of common shares
  outstanding                             3,465,292        3,465,292        3,465,292        3,465,292

                    Saratoga Resources, Inc. and Subsidiaries
                            STATEMENTS OF CASH FLOWS
                  For the Six Months Ended June 30, 2001 & 2000


                                                 Six Month Ended    Six Month Ended
                                                  June 30, 2001      June 30, 2000
                                                  In Thousands       In Thousands
                                                 ---------------    ---------------
Cash provided (used) from operating activities:
  Net loss                                       $           (24)   $           (55)
  Depreciation                                                 4                  3
  (Increase) decrease in accounts receivable                 (10)                (2)
  Increase (decrease) in accrued liabilities                  (7)               (15)
  Other Assets                                               --                   2
                                                 ---------------    ---------------
                                                             (37)               (67)

Cash provided (used) by investing activities:
  Investment in related party                                 (7)                (4)

Cash provided (used) by financing activities:
  Principal payments long term debt                           (3)               (12)
  Due from related parties                                    47                 79
                                                 ---------------    ---------------
                                                              44                 67
                                                 ---------------    ---------------


Net (decrease) increase in cash                              --                  (4)
Beginning cash                                               --                   9
                                                 ---------------    ---------------
Ending Cash                                      $           --     $             5
                                                 ===============    ===============

                            SARATOGA RESOURCES, INC.
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

         This Form 10-QSB quarterly report of Saratoga Resources, Inc. (the "Company") for the six months ended June 30, 2001, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-KSB for the year ended December 31, 2000. As of, and for the six months ended, June 30, 2001, there have been no material changes or updates to the Company's critical accounting policies.

Current Year Operations and Developments

         During the six months ended June 30, 2001, the Company continued to operate on a very limited scale with operations consisting solely of the Company's investment in a single oil and gas property. Management continued to undertake efforts to minimize costs during the period.

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

Results of Operations

         Revenues. Revenues during the six months ended June 30, 2001 totaled $8,000 consisting of a gain from the participation agreement. In the prior year comparable period the company had a loss of $5,000 from the participation agreement.

         General and Administrative Expenses. General and administrative expense declined from $47,000 during the six months ended June 30, 2000 to $28,000 during the same period in 2001. The decrease in general and administrative expense was attributable to a reduced level of activity following the spin-off from Saratoga Delaware and ongoing cost control measures.

         Depreciation Expense. Depreciation expense was $4,000 during the six months ended June 30, 2001 compared to $3,000 during the same period in 2000. Depreciable assets are reaching full depreciation in with minimal asset additions

Financial Condition

Liquidity and Capital Resources.

         The Company had a cash balance of $Nil and a working capital balance of $6,000 at June 30, 2001 as compared to a cash balance of $Nil and a working capital deficit of $16,000 at December 31, 2000.

         The change in cash and working capital balances was attributable to the
operating  loss  incurred  during  2001,   partially  offset  by  proceeds  from
borrowings from related parties.

         The Company, at and for the period ended June 30, 2001, had limited capital resources and limited operating revenues to support its overhead. The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow. Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Long-Term Debt

         At June 30, 2001, the Company had long-term debt of $130,000, including $129,000 owed to the Company's principal shareholder. Loans from the Company's principal shareholder bear interest at 12.5% and are payable on demand. Long-term debt, other than amounts owed to the Company's principal shareholder, consisted of a bank note payable in monthly installments of $564, including interest at 10%. The bank note is secured by a vehicle and provide for maturities of $6,004 in 2001 and $4,345 in 2002. Subsequent to June 30, 2001, the vehicle securing the bank loan was transferred to the Company's principal shareholder and the shareholder assumed the balance owing on the bank loan.

Capital Expenditures and Commitments

         During the six months ended June 30, 2001, the Company made no capital expenditures and, at June 30, 2001, the Company had no capital commitment obligations.

Off-Balance Sheet Arrangements

         The Company had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2001.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2001. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

         The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended June 30, 2001, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

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