Form 10KSB
period 2002-12-31
SARATOGA RESOURCES INC /TX
filed 2005-07-11
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2002 were $5,523.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format:     Yes [ ]     No [X]

                                TABLE OF CONTENTS

                                                                          Page

PART I

         ITEM 1.   DESCRIPTION OF BUSINESS............................      3
         ITEM 2.   DESCRIPTION OF PROPERTY............................      8
         ITEM 3.   LEGAL PROCEEDINGS..................................      8
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS...................................      8

PART II

         ITEM 5.   MARKET FOR COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS........................      8
         ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS...............      9
         ITEM 7.   FINANCIAL STATEMENTS...............................     11
         ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE.............     12
         ITEM 8A.  CONTROLS AND PROCEDURES............................     12
         ITEM 8B.  OTHER INFORMATION..................................     12

PART III

         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                   CONTROL PERSONS; COMPLIANCE WITH
                   SECTION 16(a) OF THE EXCHANGE ACT..................     13
         ITEM 10.  EXECUTIVE COMPENSATION.............................     14
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT..............................     14
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....     15
         ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K...................     15
         ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............     16

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

Our sole oil and gas property interest as of December 31, 2002 consisted of a contractual right to participate in 50% of the profits and losses in an 80-acre tract known as the Adcock Farms Prospect, including the Adcock Farms No. 1 well, in Dawson County, Texas. Under the contractual participation interest, we receive our proportionate interest in revenues from the Adcock Farms prospect and bear a proportionate share of operating costs.

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

Marketing

At December 31, 2002 and June 10, 2005, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

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

Overview of Operations

Our operations, and our operating results, are a continuation of the operations previously conducted by our prior parent company, Saratoga Delaware. During 2001 and 2002 our operations were exclusively devoted to our ownership of a participation interest in a single oil well, the Adcock Farms No. 1, and efforts relating acquisitions of business opportunities, both within and outside the oil and gas industry.

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

Revenue Recognition.

The Company recognizes revenues from its participating interest in the profits and losses of the Adcock Farm prospect in accordance with Statement of Financial Accounting Standard ("SFAS") No. 69 - Disclosures About Oil and Gas Producing Activities. As of December 31, 2002, the Company had no capitalized or equity interest in, and had not realized significant net royalties with respect to the participating interest in the profits and losses of the Adcock Farm prospect. Due to the lack of significant revenue generation and the excessive cost involved in reporting the associated activities, disclosure required by SFAS No. 69 is neither relevant nor reliable and has been excluded from the Company's financial statements.

Marketable Securities.

Marketable securities are classified as available-for-sale and, at December 31, 2002, were available to support current operations or to take advantage of other investment opportunities. The securities were stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income. Certain marketable securities held at December 31, 2002 were pledged as security for a debt of Saratoga Delaware.

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

Based on our review of our present operating properties and other long-lived assets, during the fiscal year ended December 31, 2002, we recorded no impairments of our long-lived assets.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues.  Revenues  during 2002  totaled  $5,523 as compared to $5,610 in 2001.
Revenues  during  both  years  were   principally   attributable  to  gain  from
participation in the Adcock Farm No. 1 well.

Costs and Expenses. Operating costs and expenses totaled $103,743 in 2002 as compared to $50,048 in 2001 and, during 2002, consisted principally of general and administrative expenses and interest expense and a loss attributable to the acquisition of an affiliate.

 - General and Administrative Expenses. General and administrative expense declined from $31,258 in 2001 to $17,203 in 2002. The decrease in general and administrative expense was attributable to ongoing cost control measures.

 - Depreciation Expense. Depreciation expense declined from $2,742 in 2001 to $1,906 in 2002. The decline in depreciation expense during 2002 was attributable to assets reaching full depreciation in 2001 with minimal asset additions in 2002.

 - Interest Expense. Interest expense increased from $16,047 in 2001 to $20,512 in 2002. The increase in interest expense was attributable to higher long-term debt in 2002 attributable to loans from a principal shareholder to support operations.

 - Loss from Acquisition of Affiliate. During 2002, the Company realized a loss of $65,317 relating to the discharge of amounts owing to the Company from Holdings and for which Holdings transferred to the Company 100% of the stock of SH2, Inc., a Texas corporation with no appreciable assets or operations.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash overdraft of $804 and a working capital deficit of $48,242 at December 31, 2002 as compared to a cash balance of $587 and a working capital deficit of $13,465 at December 31, 2001.

The Company's cash and working capital positions at December 31, 2002 reflect the operating loss incurred during 2002 and advances to Holdings that were subsequently forgiven, offset by borrowings from related parties.

The Company, at and for the year ended December 31, 2002, had limited capital resources and limited operating revenues to support its overhead. The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow. Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Available-For-Sale Securities.

At December 31, 2002, the Company's current assets, totaling $55,511, consisted entirely of securities holdings classified as "available-for-sale securities". Those securities consisted of shares of stock of Opticare (formerly, Saratoga Delaware) and A21, Inc. (formerly, Saratoga Holdings). All of the Opticare stock is held in a pledge account to secure obligations guaranteed by the Company. The Company's guarantee is limited to the extent of the shares pledged, the market value of which was $2,978 at December 31, 20023. The A21 shares are freely transferable by the Company and had a market value of $52,533 at December 31, 2002.

The Company had unrealized gains on its available-for-sale securities of $54,336 during 2002. Those unrealized losses are included in Other Comprehensive Income
(Loss).

Long-Term Debt

At December 31, 2002, the Company had long-term debt of $139,288, attributable entirely to amounts owed to the Company's principal shareholder. Loans from the Company's principal shareholder bear interest at 12.5% and are payable on demand.

Capital Expenditures and Commitments

During 2002, the Company made no capital expenditures and, at December 31, 2002, the Company had no fixed capital commitment obligations.

The Company, at December 31, 2002, was contractually obligated to bear 50% of the expenses of operating the Adcock Farm prospect.

The Company, at December 31, 2002, was also contractually obligated to pay certain amounts relating to the licensing of the right to certain data from DBX Geophysical. Pursuant to the terms of the agreement with DBX, as consideration for the DBX Data, the Company agreed (1) to grant to DBX a 3% overriding royalty in any leasehold acquired in the Adcock Farms prospect and (2) to pay to DBX $100,000, payable (a) $25,000 upon commencement of drilling operations of the first prospect, (b) $25,000 as a production payment out of a 25% working interest in the first well, (c) $25,000 upon commencement of drilling operations on a second well, and (d) $25,000 as a production payment out of a 25% working interest in the second well. In the event that the required production payments are not made in full from the referenced wells, such deficiency will be payable out of a 25% working interest in all other wells drilled within the area of interest. As of December 31, 2002, no wells had been drilled on the Adcock Farms prospect. Accordingly, other than the overriding royalty, no amounts had, as of that date, been paid to DBX.

Off-Balance Sheet Arrangements

As noted elsewhere, all of our marketable securities at December 31, 2002 were pledged to secure obligations of our predecessor, Saratoga Delaware. Our exposure in that regard is limited to the value of the securities pledged.

Except for the pledge of securities to secure  obligations of Saratoga Delaware,
we  had  no  off-balance  sheet   arrangements  or  guarantees  of  third  party
obligations at December 31, 2002.

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

During the quarter ended December 31, 2002, there were no significant changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Compliance With Section 16(a) of Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2002. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2002. In making these disclosures, the Company has relied solely on copies of reports provided to the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2002 of each person who served as the Company's Chief Executive Officer during fiscal 2002 and the next four most highly paid executive officers (the "Named Officers").

                                                                                     Long Term
                                                     Annual Compensation            Compensation
                                                     -------------------    -----------------------------
 Name and Principal Position    Year    Salary($)         Bonus($)          Other ($)    Stock Options($)
 ---------------------------    ----    ---------         --------          ---------    ----------------
 Thomas Cooke                   2002       -0-              -0-                     -                   -
   President and                2001       -0-              -0-                     -                   -
   Chief Executive Officer      2000       -0-              -0-                     -                   -

The Company currently pays no compensation for service of directors. The Company may consider payment of certain amounts to attract the services of independent directors.

The Company, during 2002 and at June 10, 2005, had no employment agreements with any employees.

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

During 2001 and 2002, Thomas Cooke, the principal officer, director and shareholder of the Company loaned funds to the Company to support operations and, for the foreseeable future, Mr. Cooke continued to advance funds to the Company after 2002 to support operations. Amounts loaned to the Company by Mr. Cooke, totaling $139,288 at December 31, 2002, bear interest at 12.5% and are repayable on demand.

During 2002, the Company transferred a vehicle to Mr. Cooke, with a net book value of $1,027, and Mr. Cooke assumed the remaining debt on the vehicle, totaling $1,662.

During 2002, Holdings transferred to the Company 100% of the stock of SH2, Inc. in full satisfaction of loans from the Company totaling $65,317. SH2 has no appreciable assets or operations. The Company's principal shareholder and officer also served as principal shareholder and officer of Holdings at the time of the transaction.

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

         31.1     *   Section 302 Certifications

         32.1     *   Section 906 Certifications

*        Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by the Company's principal accountants for the audit of the Company's annual financial statements for the years ended December 31, 2001 and 2002 and fees billed for other services rendered by that firm during those periods.

                                        2001         2002
                                      --------     --------
          Audit fees (1)                    -            -
          Audit related fees                -            -
          Tax fees                          -            -
          All other fees                    -            -
                                      --------     --------
          Total                             -            -
                                      ========     ========

(1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by in connection with statutory and regulatory filings or engagements. The audit of the Company's financial statements for both 2002 and 2001 was performed during 2003, 2004 and later periods. Accordingly, no audit, or other, fees are shown during 2002 and 2001.

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

                                                  SARATOGA RESOURCES, INC.
Dated:   July 8, 2005

                                            By:   /S/ Thomas F. Cooke
                                                  ___________________________
                                                  Thomas F. Cooke
                                                  President

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


/S/ KEVIN SMITH               Director                            July 8, 2005
________________________
KEVIN SMITH

                            SARATOGA RESOURCES, INC.

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors Report.......................................       18

Balance Sheet as of December 31, 2002.............................       19

Statements of Operations For the Years ended December 31, 2002
and 2001..........................................................       20

Statements of Shareholders' Equity for the Years ended
December 31, 2002 and 2001........................................       21

Statements of Cash Flows For the Years Ended December 31, 2002
and 2001..........................................................       22

Notes to Financial Statements.....................................       23

Report of Independent Auditors

Board of Directors
Saratoga Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2002 and the consolidated results of their operations and cash flows for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles.


Robnett & Company, LLP
Austin, Texas

September 7, 2004

                    Saratoga Resources, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002

                                     ASSETS

Current assets:
   Available-for-sale securities                                  $    55,511

Fixed assets:
   Furniture and equipment                                             26,688
   Accumulated depreciation                                           (24,732)
                                                                  -----------
                                                                        1,956
                                                                  -----------

Total assets                                                      $    57,467
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' CAPITAL

Current liabilities:
   Cash overdraft                                                 $       804
   Accounts payable & other accrued liabilities                       102,949
                                                                  -----------
                                                                      103,753
Long-term debt:
   Due to related parties                                             139,288

Stockholders' capital:
   Preferred stock, $0.001 par value; 100,000 shares
     authorized, 0 shares issued and outstanding                         --
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 3,465,292 shares issued and outstanding                3,465
   Additional paid-in capital                                       2,489,499
   Accumulated deficit                                             (2,734,049)
   Accumulated other comprehensive loss                                55,511
                                                                  -----------
                                                                     (185,574)
                                                                  -----------

Total liabilities and stockholders' capital                       $    57,467
                                                                  ===========

                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 For the Years Ended December 31, 2002 and 2001


                                                      2002            2001
                                                   -----------     -----------
REVENUES:
   Gain from participation agreement               $     5,523     $     5,591
   Other                                                  --                19
                                                   -----------     -----------
                                                         5,523           5,610

COSTS AND EXPENSES:
   Depreciation                                          1,906           2,742
   General and administrative                           17,203          31,259
   Interest expense                                     20,512          16,047
   Realized losses on available for
      sale securities                                   (1,195)           --
   Loss from acquisition of affiliate                   65,317            --
                                                   -----------     -----------
                                                       103,743          50,048
                                                   -----------     -----------

Loss before provision for income taxes                 (98,220)        (44,438)

   Provision for income taxes                             --              --
                                                   -----------     -----------

Net loss                                           $   (98,220)    $   (44,438)
                                                   -----------     -----------

OTHER COMPREHENSIVE INCOME:
   Unrealized holding gains (losses)
    arising during the period                           54,336          (2,744)
                                                   -----------     -----------

Comprehensive income (loss)                        $   (43,884)    $   (47,182)
                                                   ===========     ===========

Basic and diluted loss per share:                  $    (0.028)    $    (0.013)
                                                   ===========     ===========

Weighted-average number of common
   shares outstanding                                3,465,292       3,465,292



                       See notes to financial statements.


                    Saratoga Resources, Inc. and Subsidiaries
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL (DEFICIT)
                 For the Years Ended December 31, 2002 and 2001

                                                                                                Accumulated
                                             Common Stock          Additional                      Other
                                       -------------------------     Paid-in      Retained     Comprehensive
                                         Amount        Shares        Capital       Deficit      Gain (Loss)       Total
                                       -----------   -----------   -----------   -----------   -------------   -----------
January 1, 2001                        $     3,465     3,465,292   $ 2,489,499   $(2,576,964)  $       3,919   $   (80,081)

   Net loss                                   --            --            --         (44,437)           --            --

   Unrealized losses on securities            --            --            --            --            (2,744)         --
                                                                                               -------------

   Comprehensive loss                         --            --            --            --              --         (47,181)
                                       -----------   -----------   -----------   -----------   -------------   -----------

December 31, 2001                            3,465     3,465,292     2,489,499    (2,621,401)          1,175      (127,262)

   Dividends paid                             --            --            --         (14,428)           --         (14,428)

   Net loss                                   --            --            --         (98,220)           --            --

   Unrealized gains on securities             --            --            --            --            54,336          --
                                                                                               -------------

   Comprehensive loss                         --            --            --            --              --         (43,884)
                                       -----------   -----------   -----------   -----------   -------------   -----------

December 31, 2002                      $     3,465     3,465,292   $ 2,489,499   $(2,734,049)  $      55,511   $  (185,574)
                                       ===========   ===========   ===========   ===========   =============   ===========


                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2002 and 2001


                                                           2002        2001
                                                         --------    --------
Cash flows from operating activities:
   Net loss                                              $(98,220)   $(44,438)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Depreciation                                         1,906       2,742
       Increase in accounts payable                        24,028      11,914
       Loss from acquisition of affiliate                  68,039        --
                                                         --------    --------
                                                           (4,247)    (29,782)
                                                         --------    --------

Cash flows from investing activities:
    Cash loaned to related parties                           --       (15,166)
                                                         --------    --------
                                                             --       (15,166)
                                                         --------    --------

Cash flows from financing activities:
    Principal payments on long-term debt                   (4,345)     (6,004)
    Cash borrowed from related parties                      5,538      51,350
    Dividends paid                                          1,663        --
                                                         --------    --------
                                                            2,856      45,346
                                                         --------    --------

Net decrease in cash and equivalents                       (1,391)        398
Cash and equivalents, beginning of year                       587         188
                                                         --------    --------
Cash and equivalents, end of year                        $   (804)   $    586
                                                         ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest expense       $    313    $    765
                                                         ========    ========
    Non-cash financing activities-distribution of auto   $ 14,428    $   --
                                                         ========    ========


                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2002

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

Prior to August 9, 1999, the Company was a wholly owned subsidiary of Saratoga Resources, Inc., a Delaware Corporation (the "Predecessor"). On August 9, 1999, the Predecessor distributed 100% of the outstanding shares of the Company's common stock to the Predecessor's shareholders (the "Spin-Off"). Concurrently, the Predecessor distributed its assets and 100% of the outstanding common shares of its previously wholly owned subsidiaries, Lobo Operating, Inc., a Texas Corporation ("Lobo Operating"), and Lobo Energy, Inc., a Texas Corporation ("Lobo Energy"), as well as a 9% equity interest in Saratoga Holdings, Inc., a Texas Corporation ("Holdings"), to the Company. Holdings had no identifiable assets or a readily determinable fair market value and did not affect the Company's financial position or results of activities and cash flows as of or for the year ended December 31, 2002.

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

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2002

1.   Organization and Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents

The company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

Marketable Securities

All marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income. Marketable securities of the Company's are pledged as security for a debt of the Predecessor incurred during the Spin-Off. (See Note 4). The exposure to loss in the surety is limited to the value of 7,839 shares of the Predecessor's stock held in the Company's brokerage accounts, valued at $2,978, as of December 31, 2002.

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

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2002


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

2.   Related Parties

Due to Related Parties

As of December 31, 2002 the company was indebted to the principal shareholder in the amount of $139,288. The indebtedness to the principle shareholder bears interest at 12.5% and is to be repaid from proceeds from operations as they become available. Accrued interest of $20,199 is included in the interest expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2002. Subsequent to December 31, 2002, operations of the Company have been funded by loans from the Company's principal shareholder. As of the date of report, principal and accrued interest of $174,963 and $86,258 remain outstanding to the principle shareholder.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2002


3.   Income Taxes.

As  of  December  31,  2002,   the  company  had  federal  net  operating   loss
carry-forwards approximating $823,000. The net operating losses will expire beginning in 2012, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation, if applicable, may result in the expiration of net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes for the years ended December 31, 2002 and 2001 are as follows:

      Deferred tax asset (liabilities)              2002          2001
                                                 ----------    ----------

   Depreciable assets                            $   (1,880)   $   (2,191)
   Tax carry-forwards                               333,625       316,047
   Accrual to cash adjustment                         5,516        (2,961)
                                                 ----------    ----------
Total deferred tax assets                           337,261       310,895
Valuation allowance for deferred tax assets        (337,261)     (310,895)
                                                 ----------    ----------
Net deferred tax assets (liabilities)            $   -0-       $   -0-
                                                 ==========    ==========

The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding their realization. The valuation allowance increased by approximately $26,000 during the year ended December 31, 2002 due primarily to current year net operating losses, which were aggregated with prior year un-utilized net operating losses.

The reconciliation of generally accepted accounting principles net loss to taxable net loss is as follows:

                                                   2002          2001
                                                ----------    ----------

           GAAP Net Loss                        $  (98,220)   $  (44,437)
              Differences in realized losses        50,713
              Cash to accrual adjustments           23,748        11,178
                                                ----------    ----------
           Taxable Net Loss                     $  (23,759)   $  (33,259)

4.   Commitments & Contingencies

Debt Surety

The Company pledged equity securities to secure debt of the Predecessor incurred in the Spin-Off. The amount of the surety is limited to the equity securities held in brokerage accounts pledged as collateral for the debt.