Form 10KSB
period 2004-12-31
SARATOGA RESOURCES INC /TX
filed 2005-07-11
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2004 were $9,948.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None

      Transition Small Business Disclosure Format:     Yes  [ ]    No  [X]

                                TABLE OF CONTENTS

                                                                         Page

PART I

     ITEM 1.   DESCRIPTION OF BUSINESS................................     3
     ITEM 2.   DESCRIPTION OF PROPERTY................................     8
     ITEM 3.   LEGAL PROCEEDINGS......................................     8
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS.......................................     8

PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS............................     8
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS...................     9
     ITEM 7.   FINANCIAL STATEMENTS...................................    11
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.................    12
     ITEM 8A.  CONTROLS AND PROCEDURES................................    12
     ITEM 8B.  OTHER INFORMATION......................................    12

PART III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT......................    13
     ITEM 10.  EXECUTIVE COMPENSATION.................................    14
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT..................................    14
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........    15
     ITEM 13.  EXHIBITS AND REPORTS OF FORM 8-K.......................    15
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.................    16

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

Our sole oil and gas property interest as of December 31, 2004 consisted of a contractual right to participate in 50% of the profits and losses in an 80-acre tract known as the Adcock Farms Prospect, including the Adcock Farms No. 1 well, in Dawson County, Texas. Under the contractual participation interest, we receive our proportionate interest in revenues from the Adcock Farms prospect and bear a proportionate share of operating costs.

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

Marketing

At December 31, 2004 and June 10, 2005, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

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

Revenue Recognition.

The Company recognizes revenues from its participating interest in the profits and losses of the Adcock Farm prospect in accordance with Statement of Financial Accounting Standard ("SFAS") No. 69 - Disclosures About Oil and Gas Producing Activities. As of December 31, 2004, the Company had no capitalized or equity interest in, and had not realized significant net royalties with respect to the participating interest in the profits and losses of the Adcock Farm prospect. Due to the lack of significant revenue generation and the excessive cost involved in reporting the associated activities, disclosure required by SFAS No. 69 is neither relevant nor reliable and has been excluded from the Company's financial statements.

Marketable Securities.

Marketable securities are classified as available-for-sale and, at December 31, 2004, were available to support current operations or to take advantage of other investment opportunities. The securities were stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income. Certain marketable securities held at December 31, 2004 were pledged as security for a debt of Saratoga Delaware.

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

Based on our review of our present operating properties and other long-lived assets, during the fiscal year ended December 31, 2004, we recorded no impairments of our long-lived assets.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues. Revenues during 2004 were $9,948 as compared to $0 in 2003. Revenues during 2004 were principally attributable to gain from participation in the Adcock Farm No. 1 well.

As a result of work-over expenses, the Company recognized a loss from participation in the Adcock Farm No. 1 well during 2003.

Costs and Expenses. Operating costs and expenses totaled $52,919 in 2004 as compared to $50,795 in 2003 and, during 2004, consisted principally of general and administrative expenses and interest expense. 2003 Operating costs included a net loss from participation agreement of $3,246.

 - General and Administrative Expenses. General and administrative expense increased marginally from $22,807 in 2003 to $22,846 in 2004.

 - Depreciation Expense. Depreciation expense was unchanged, being $351 in 2003 and 2004.

 - Interest Expense. Interest expense increased from $24,391 in 2003 to $29,722 in 2004. The increase in interest expense was attributable to higher long-term debt in 2004 attributable to loans from a principal shareholder to support operations.

 - Net Loss from Participation Agreement. During 2003, the Company realized a net loss from participation in the Adcock Farm No. 1 well of $3,246. The loss was principally attributable to expenses of working-over the well.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $985 and a working capital deficit of $125,304 at December 31, 2004 as compared to a cash overdraft of $833 and a working capital deficit of $104,673 at December 31, 2003.

The Company's cash and working capital positions at December 31, 2004 reflect the operating loss incurred during 2004, offset by borrowings from related parties.

The Company, at and for the year ended December 31, 2004, had limited capital resources and limited operating revenues to support its overhead. The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow. Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Available-For-Sale Securities.

At December 31, 2004, the Company's current assets, totaling $27,640, included $26,655 of securities holdings classified as "available-for-sale securities". Those securities consisted of shares of stock of Opticare (formerly, Saratoga Delaware) and A21, Inc. (formerly, Saratoga Holdings). All of the Opticare stock is held in a pledge account to secure obligations guaranteed by the Company. The Company's guarantee is limited to the extent of the shares pledged, the market value of which was $0 at December 31, 2004. The A21 shares are freely transferable by the Company and had a market value of $26,655 at December 31, 2004.

The Company had unrealized gains on its available-for-sale securities of $4,013 during 2004. Those unrealized gains are included in Other Comprehensive Income
(Loss).

Long-Term Debt

At December 31, 2004, the Company had long-term debt of $182,063, attributable entirely to amounts owed to the Company's principal shareholder. Loans from the Company's principal shareholder bear interest at 12.5% and are payable on demand.

Capital Expenditures and Commitments

During 2004, the Company made no capital expenditures and, at December 31, 2004, the Company had no fixed capital commitment obligations.

The Company, at December 31, 2004, was contractually obligated to bear 50% of the expenses of operating the Adcock Farm prospect.

The Company, at December 31, 2004, was also contractually obligated to pay certain amounts relating to the licensing of the right to certain data from DBX Geophysical. Pursuant to the terms of the agreement with DBX, as consideration for the DBX Data, the Company agreed (1) to grant to DBX a 3% overriding royalty in any leasehold acquired in the Adcock Farms prospect and (2) to pay to DBX $100,000, payable (a) $25,000 upon commencement of drilling operations of the first prospect, (b) $25,000 as a production payment out of a 25% working interest in the first well, (c) $25,000 upon commencement of drilling operations on a second well, and (d) $25,000 as a production payment out of a 25% working interest in the second well. In the event that the required production payments are not made in full from the referenced wells, such deficiency will be payable out of a 25% working interest in all other wells drilled within the area of interest. As of December 31, 2004, no wells had been drilled on the Adcock Farms prospect. Accordingly, other than the overriding royalty, no amounts had, as of that date, been paid to DBX.

Off-Balance Sheet Arrangements

As noted elsewhere, all of our marketable securities at December 31, 2004 were pledged to secure obligations of our predecessor, Saratoga Delaware. Our exposure in that regard is limited to the value of the securities pledged.

Except for the pledge of securities to secure  obligations of Saratoga Delaware,
we  had  no  off-balance  sheet   arrangements  or  guarantees  of  third  party
obligations at December 31, 2004.

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

During the quarter ended December 31, 2004, there were no significant changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Compliance With Section 16(a) of Exchange Act

Under the securities laws of the United States, the Company's directors, its executive officers, and any person holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2004. To the Company's knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2004. In making these disclosures, the Company has relied solely on copies of reports provided to the Company.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2004 of each person who served as the Company's Chief Executive Officer during fiscal 2004 and the next four most highly paid executive officers (the "Named Officers").

                                                                                      Long Term
                                                     Annual Compensation            Compensation
                                                     -------------------    -----------------------------
 Name and Principal Position    Year    Salary($)         Bonus($)          Other ($)    Stock Options($)
 ---------------------------    ----    ---------         --------          ---------    ----------------

 Thomas Cooke                   2004       -0-               -0-                    -                   -
   President and                2003       -0-               -0-                    -                   -
   Chief Executive Officer      2002       -0-               -0-                    -                   -

The Company currently pays no compensation for service of directors. The Company may consider payment of certain amounts to attract the services of independent directors.

The Company, during 2004 and at June 10, 2005, had no employment agreements with any employees.

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

During 2003 and 2004, Thomas Cooke, the principal officer, director and shareholder of the Company loaned funds to the Company to support operations and, for the foreseeable future, Mr. Cooke continued to advance funds to the Company after 2004 to support operations. Amounts loaned to the Company by Mr. Cooke, totaling $182,063 at December 31, 2004, bear interest at 12.5% and are repayable on demand.

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

         31.1      *  Section 302 Certifications

         32.1      *  Section 906 Certifications

*        Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by the Company's principal accountants for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2004 and fees billed for other services rendered by that firm during those periods.

                                       2003          2004
                                     --------      --------
          Audit fees (1)             $  9,857      $  9,418
          Audit related fees                -             -
          Tax fees                          -             -
          All other fees                    -             -
                                     --------      --------
          Total                      $  9,857      $  9,418
                                     ========      ========

     (1) Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by in connection with statutory and regulatory filings or engagements. The audit of the Company's financial statements for 1999 through 2002 was performed during 2003, 2004 and later periods and the audit of the Company's financial statements for 2003 and 2004 was performed in 2004 and later periods. Fees shown as billed during 2003 relate to periods beginning in 1999 and running through 2002. Fees shown as billed during 2004 relate to periods beginning in 1999 and running through 2003.

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


/S/ KEVIN SMITH               Director                             July 8, 2005
________________________
KEVIN SMITH

                            SARATOGA RESOURCES, INC.

                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report.......................................       18

Consolidated Balance Sheets as of December 31, 2004................       19

Consolidated Statements of Operations for the years ended
  December 31, 2004 and 2003.......................................       20

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the years ended December 31, 2004 and 2003.........       21

Consolidated Statements of Cash Flows for the years ended
  December 31, 2004 and 2003.......................................       22

Notes to Consolidated Financial Statements.........................       23

                         Report of Independent Auditors

Board of Directors
Saratoga Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles.

As discussed in Note 5, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



Robnett & Company, LLP
Austin, Texas

March 24, 2005

                    Saratoga Resources, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS

Current assets:
   Cash                                                             $       985
   Available-for-sale securities                                         26,655
                                                                    -----------
                                                                         27,640
Fixed assets:
   Furniture and equipment                                               26,688
   Accumulated depreciation                                             (25,434)
                                                                    -----------
                                                                          1,254

Other assets                                                              4,125
                                                                    -----------

Total assets                                                        $    33,019
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' CAPITAL


Current liabilities:
   Accounts payable & other accrued liabilities                     $   152,944

Long-term debt:
   Due to related parties                                               182,063
                                                                    -----------
                                                                        335,007
Stockholders' capital:
   Preferred stock, $0.001 par value; 100,000 shares
     authorized, 0 shares issued and outstanding                           --
   Common stock, $0.001 par value; 100,000,000 shares
     authorized, 3,465,292 shares issued and outstanding                  3,465
   Additional paid-in capital                                         2,489,499
   Accumulated deficit                                               (2,821,637)
   Accumulated other comprehensive loss                                  26,685
                                                                    -----------
                                                                       (301,988)
                                                                    -----------

Total liabilities and stockholders' capital                         $    33,019
                                                                    ===========


                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 For the Years Ended December 31, 2004 and 2003

                                                      2004             2003
                                                   -----------      -----------
REVENUES:
   Net gain from participation agreement           $     9,888      $      --
   Other                                                    60             --
                                                   -----------      -----------
                                                         9,948             --

COSTS AND EXPENSES:
   Net loss from participation agreement                  --              3,246
   Depreciation                                            351              351
   General and administrative                           22,846           22,807
   Interest expense                                     29,722           24,391
                                                   -----------      -----------
                                                        52,919           50,795
                                                   -----------      -----------

Loss before extraordinary item                         (42,971)         (50,795)

   Gain from forgiveness of debt                          --              6,176
                                                   -----------      -----------

Net loss                                           $   (42,971)     $   (44,619)
                                                   -----------      -----------

OTHER COMPREHENSIVE INCOME:
   Unrealized holding gains (losses)
    arising during the period                            4,013          (32,839)
                                                   -----------      -----------

Comprehensive (loss)                               $   (38,958)     $   (77,458)
                                                   ===========      ===========

Basic and diluted loss per share:                  $    (0.012)     $    (0.015)
                                                   ===========      ===========

Weighted-average number of common
   shares outstanding                                3,465,292        3,465,292


                       See notes to financial statements.


                    Saratoga Resources, Inc. and Subsidiaries
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL (DEFICIT)
                 For the Years Ended December 31, 2004 and 2003


                                                                                                 Accumulated
                                              Common Stock          Additional                      Other
                                        -------------------------     Paid-in      Retained     Comprehensive
                                          Amount        Shares        Capital       Deficit      Gain (Loss)       Total
                                        -----------   -----------   -----------   -----------   -------------   -----------
January 1, 2003                         $     3,465     3,465,292   $ 2,489,499   $(2,734,048)  $      55,511   $  (185,573)

   Net loss                                    --            --            --         (44,619)           --            --

   Unrealized losses on securities             --            --            --            --           (32,839)         --
                                                                                                -------------

   Comprehensive loss                          --            --            --            --              --         (77,458)
                                        -----------   -----------   -----------   -----------   -------------   -----------

December 31, 2003                             3,465     3,465,292     2,489,499    (2,778,667)         22,672      (263,031)

   Net loss                                    --            --            --         (42,971)           --            --

   Unrealized losses on securities             --            --            --            --             4,013          --
                                                                                                -------------

   Comprehensive loss                          --            --            --            --              --         (38,958)
                                        -----------   -----------   -----------   -----------   -------------   -----------

December 31, 2004                       $     3,465     3,465,292   $ 2,489,499   $(2,821,637)  $      26,685   $  (301,988)
                                        ===========   ===========   ===========   ===========   =============   ===========


                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2004 and 2003

                                                        2004          2003
                                                      --------      --------
Cash flows from operating activities:
   Net loss                                           $(42,971)     $(44,619)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                       351           351
       Increase in other assets                         (4,094)         --
       Increase in accounts payable                     26,432          --
       Increase in accrued liabilities                    --          23,564
                                                      --------      --------
                                                       (20,282)      (20,704)
                                                      --------      --------

Cash flows from financing activities:
   Cash borrowed from related parties                   22,100        20,675

Net decrease in cash and equivalents                     1,818           (29)
Cash and equivalents, beginning of year                   (833)         (804)
                                                      --------      --------
Cash and equivalents, end of year                     $    985      $   (833)
                                                      ========      ========


                       See notes to financial statements.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2004

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

Prior to August 9, 1999, the Company was a wholly owned subsidiary of Saratoga Resources, Inc., a Delaware Corporation (the "Predecessor"). On August 9, 1999, the Predecessor distributed 100% of the outstanding shares of the Company's common stock to the Predecessor's shareholders (the "Spin-Off"). Concurrently, the Predecessor distributed its assets and 100% of the outstanding common shares of its previously wholly owned subsidiaries, Lobo Operating, Inc., a Texas Corporation ("Lobo Operating"), and Lobo Energy, Inc., a Texas Corporation ("Lobo Energy"), as well as a 9% equity interest in Saratoga Holdings, Inc., a Texas Corporation ("Holdings"), to the Company. Holdings had no identifiable assets or a readily determinable fair market value and did not affect the Company's financial position or results of activities and cash flows as of or for the year ended December 31, 2004.

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

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2004

1.   Organization and Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents

The company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

Marketable Securities

All marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders' equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income. Marketable securities of the Company's are pledged as security for a debt of the Predecessor incurred during the Spin-Off. (See Note 4). The exposure to loss in the surety is limited to the value of 7,839 shares of the Predecessor's stock held in the Company's brokerage accounts, valued at $-0-, as of December 31, 2004.

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

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2004

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


2. Related Parties

Due to Related Parties

As of December 31, 2004 the company was indebted to the principal shareholder in the amount of $279,061 which includes $96,998 of accrued interest. The indebtedness to the principle shareholder bears interest at 12.5% and is to be repaid from proceeds from operations as they become available. Accrued interest of $29,722 is included in the interest expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2004. Subsequent to December 31, 2004, operations of the Company have been funded by loans from the Company's principal shareholder, Thomas F. Cooke.

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2004

3. Income Taxes.

As of December 31, 2004, the company had estimated federal net operating loss carry-forwards approximating $856,600. The net operating losses will expire beginning in 2012, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation, if applicable, may result in the expiration of net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes for the years ended December 31, 2004 and 2003 are as follows:

      Deferred tax asset (liabilities)                 2004          2003
                                                    ----------    ----------
      Depreciable assets                            $   (1,798)   $   (1,798)
      Tax carry-forwards                               366,122       350,154
      Accrual to cash adjustment                        25,386        14,377
      Total deferred tax assets                        389,710       362,712
      Valuation allowance for deferred tax assets     (389,710)     (362,712)
      Net deferred tax assets (liabilities)         $    -0-      $    -0-

The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding their realization. The valuation allowance increased by approximately $27,000 during the year ended December 31, 2004 due primarily to current year net operating losses, which were aggregated with prior year un-utilized net operating losses.

The reconciliation of generally accepted accounting principles net loss to taxable net loss is as follows:

                                                2004         2003
                                              ---------    ---------
      GAAP Net Loss                           $ (43,212)   $ (44,619)
         Differences in realized losses
         Cash to accrual adjustments             29,754       23,949
      Taxable Net Loss                        $ (13,458)   $ (24,172)

                    Saratoga Resources, Inc. and Subsidiaries
                          Notes to Financial Statements
                                December 31, 2004


4. Commitments & Contingencies

Debt Surety

The Company pledged equity securities to secure debt of the Predecessor incurred in the Spin-Off. The amount of the surety is limited to the equity securities held in brokerage accounts pledged as collateral for the debt.

5. Going Concern

As shown in the accompanying financial statements, Saratoga Resources incurred recurring net losses of $42,971 and $44,619 in 2004 and 2003, respectively, has an accumulated deficit of $2,821,637 and a working capital deficit of $125,304 as of December 31, 2004. These conditions raise substantial doubt as to Saratoga Resources' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Saratoga Resources is unable to continue as a going concern.