Form 10QSB
period 2005-09-30
SARATOGA RESOURCES INC /TX
filed 2005-10-14
CIK 1096339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2005

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________.

Commission File Number      000-27563

SARATOGA RESOURCES, INC.

(Exact name of registrant as specified in charter)

Texas	76-0314489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2304 Hancock Drive, Suite 5, Austin, Texas	78756
(Address of principal executive offices)	(Zip Code)

(512) 478-5717

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]     No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]

    No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 11, 2005, the Company had outstanding 3,465,292 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):

Yes [   ]

No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Saratoga Resources, Inc. and Subsidiaries
BALANCE SHEET
September 30, 2005

ASSETS
In Thousands
Current assets:
Cash & equivalents	$12
Marketable Securities	39
51

Equipment, net of accumulated depreciation	1

Total assets	$52

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued liabilities	$64

Due to related parties	368

Stockholders' equity:
Common stock	3
Additional paid-in capital	2,490
Accumulated deficit	(2,912)
Other comprehensive income (loss)	39
(380)

Total liabilities & stockholders equity	$52

Saratoga Resources, Inc. and Subsidiaries
STATEMENTS OF OPERATIONS
For the Quarters and Nine Months Ended September 30, 2005 & 2004

	Quarters Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	In Thousands	In Thousands	In Thousands	In Thousands
Revenues:
Gain from Participation Agreement	$-	$4	$-	$6
	-	4	-	6

Expenses:
Loss from Participation Agreement	-	-	1	-
General & administrative	40	28	89	44
	40	28	90	44

Loss before income taxes	(40)	(24)	(90)	(38)

Net loss	(40)	(24)	(90)	(38)

Unrealized holding gains (losses)	8	(5)	12	33

Comprehensive income	$(32)	$(29)	$(78)	$(5)

Basic & Diluted Loss Per Share	$(0.009)	$(0.007)	$(0.022)	$(0.011)
Wtd Average number of common shares outstanding	3,465,292	3,465,292	3,465,292	3,465,292

Saratoga Resources, Inc. and Subsidiaries
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 & 2004

	Nine Months Ended September 30,
	2005	2004
	In Thousands	In Thousands
Cash provided (used) from operating activities:
Net loss	$(90)	$(38)
Depreciation	-	1
(Increase) decrease in other assets	4	-
Increase (decrease) in accrued liabilities	(89)	(72)
	(175)	(109)

Cash provided (used) by financing activities:
Principal payments long term debt	-	-
Due from related parties	186	111
	186	111

Net decrease increase in cash	11	2
Beginning cash	1	-
Ending Cash	$12	$2

SARATOGA RESOURCES, INC.

Notes to Financial Statements

September 30, 2005

(Unaudited)

NOTE 1. – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Saratoga Resources, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company’s Form 10-KSB for the year ended December 31, 2004.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

This Form 10-QSB quarterly report of Saratoga Resources, Inc. (the “Company”) for the nine months ended September 30, 2005, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company’s ability to minimize expenses; the Company’s current dependency on its sole director and executive officer to continue funding the Company’s operations and, to the extent he should ever become unwilling to do so, the Company’s ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2004.  As of, and for the nine months ended, September 30, 2005, there have been no material changes or updates to the Company’s critical accounting policies.

Current Year Operations and Developments

During the nine months ended September 30, 2005, the Company continued to operate on a very limited scale with operations consisting solely of the Company’s investment in a single oil and gas property.  Management continued to undertake efforts to minimize costs during the period.

A work-over of the Company’s well was necessary in the first quarter of 2005 due to a down-hole equipment failure in February 2005. This resulted in an interruption in production and an increase in operating overhead. The equipment was repaired and production returned to it previous levels with no indication of decline. In May 2005, production again declined indicating that additional work would be needed as the production tubing was not holding pressure. The company is currently waiting on notification from its operator as to when the service repair companies are able to schedule the work and estimates of cost. Work by the service companies is currently delayed due to current demand for their services. The work-over is expected to be completed in the fourth quarter of 2005. Management believes that previous production levels can be achieved or surpassed, however, management can give no assurances that such production levels will occur.

The financial information included in the following discussion has been rounded to thousands.

Results of Operations

Revenues. During the nine months ended September 30, 2005 the Company incurred a net loss of $1,000 from the participation agreement.  The Company had net revenues from this agreement of $6,000 during the 2004 period.  The adverse change in results attributable to the participation agreement was caused by the decline in production during the current period and the cost of resulting down-hole repairs.

General and Administrative Expenses.  General and administrative expense increased from $44,000 during the nine months ended September 30, 2004 to $89,000 during the same period in 2005.  The company has been incurring accounting and legal expenses during the current period in order to bring its filings current with the Securities and Exchange Commission.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $12,000 and a working capital deficit of $13,000 at September 30, 2005 as compared to a cash balance of $1,000 and a working capital deficit of $125,000 at December 31, 2004.

The change in cash and working capital balances was attributable to the operating loss incurred during 2005, partially offset by proceeds from borrowings from related parties.

The Company, at and for the period ended September 30, 2005, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Long-Term Debt

At September 30, 2005, the Company had long-term debt of $368,000 owed to the Company’s principal shareholder. Loans from the Company’s principal shareholder bear interest at 12.5% and are to be repaid from proceeds from operations as they become available.

Capital Expenditures and Commitments

During the nine months ended September 30, 2005, the Company made no capital expenditures and, at September 30, 2005, the Company had no capital commitment obligations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2005.

Inflation

The Company believes that inflation has not had a significant impact on its operations since inception.

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

 The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

By /s/ Thomas Cooke

Thomas Cooke

CEO and President

Date:  October 14, 2005