Form 10KSB
period 2005-12-31
SARATOGA RESOURCES INC /TX
filed 2006-01-25
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 0-27563

SARATOGA RESOURCES, INC.
(Name of Small Business Issuer in its charter)

	Texas		76-0314489
	(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2304 Hancock Drive, Suite 5 Austin, Texas 78756
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:		(512) 478-5717

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which each is registered
	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been

subject to such filing requirements for the past 90 days.			Yes	[X]		No	[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	[ ]		No	[X]

The Issuer’s revenues for the fiscal year ended December 31, 2005 were $(1,858).

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 23, 2006, based on par value per share, was approximately $1,000 (no market existed in the common stock).

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of January 23, 2006 was 7,465,292.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format:		Yes	[ ]	No	[X]

TABLE OF CONTENTS

Page

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2.

DESCRIPTION OF PROPERTY

8

ITEM 3.

LEGAL PROCEEDINGS

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

9

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS

9

ITEM 7.

FINANCIAL STATEMENTS

12

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

12

ITEM 8A.

CONTROLS AND PROCEDURES

13

ITEM 8B.

OTHER INFORMATION

13

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

13

ITEM 10.

EXECUTIVE COMPENSATION

15

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

15

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

16

ITEM 13.

EXHIBITS AND REPORTS OF FORM 8-K

16

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Saratoga Resources” refer to Saratoga Resources, Inc., a Texas corporation.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Saratoga Resources, Inc. is an oil and gas development, exploration and production company.  Since the 1996 sale of a majority of the Company’s oil and gas producing properties, the Company’s operations have been limited to ownership of a participation interest in the Red Hawk Fusselman and Red Hawk Mississippian fields in Dawson County, Texas, rights in approximately 27 square miles of 3D seismic data in the area including the Company’s Dawson County well and a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region and pursuit of various potential business opportunities, both within and outside of the oil and gas industry.

History and Development of the Company

The Company was incorporated in Texas on July 25, 1990 under the name Saratoga Resources, Inc. In 1993, the Company became a wholly-owned subsidiary of Saratoga Resources, Inc., a Delaware corporation (“Saratoga Delaware”).

In April 1999, the Company entered into an agreement with DBX Geophysical Corporation whereby, during the term of the agreement (which was for a minimum period of 12 months and thereafter dependent on the term of any leasehold interest acquired), the Company had the exclusive right to acquire a license to data and the exclusive right to acquire all leasehold interests and any other interest in oil, gas, and other mineral, or the revenues arising there from which were attributable to lands located within an identified area of approximately 27 square miles in Dawson County, Texas (collectively, the “DBX Data”).  Pursuant to the terms of the agreement with DBX, as consideration for the DBX Data, the Company agreed (1) to grant to DBX a 3% overriding royalty in any leasehold acquired in the Adcock Farms prospect and (2) to pay to DBX $100,000, payable (a) $25,000 upon commencement of drilling operations of the first prospect, (b) $25,000 as a production payment out of a 25% working interest in the first well, (c) $25,000 upon commencement of drilling operations on a second well, and (d) $25,000 as a production payment out of a 25% working interest in the second well.  In the event that the required production payments are not made in full from the referenced wells, such deficiency will be payable out of a 25% working interest in all other wells drilled within the area of interest.

In March 1999, the Company entered into a one year consulting agreement with Trek Oil and Gas, Inc. (“Trek”), an independent oil and gas exploration company, to utilize the Company’s seismic and well log data for the identification of oil and gas exploration and development prospects in the Louisiana gulf coast region. Under this agreement, Trek provided advisory services related to interpretation of seismic data and received compensation for its expertise in the form of a working interest and/or royalties of up to 33% generated from identified prospects.

In June 1999, the Company entered into an agreement, with an unspecified term, with Ivy Oil Company LLC (“Ivy”) and Trek (Trek together with Ivy, the “Dawson County Operators”) by which the Company supplied the DBX Data to the Dawson County Operators and received in return a one third interest in the development of certain prospects in Dawson County, Texas (the “Dawson Prospects Agreement”). As a result of the work performed under the Dawson Prospects Agreement, the Dawson County Operators acquired mineral leases covering 80 net acres underlying the identified area in the DBX Data, acquired equipment, including service equipment, down-hole equipment and a cased well bore to the depth of 12,000 feet and re-entered the existing well (the “Adcock Farms No. 1”) on the property.

Throughout 1999, the Company retained other consultants for the purpose of evaluating mineral lease acquisitions in Houston County, Texas, and production purchases in the Los Angeles basin.  No mineral lease acquisitions or production purchases were consummated as a result of those efforts.

In August 1999, Saratoga Delaware, then the parent of the Company, closed merger agreements with each of PrimeVision Health, Inc., a Delaware corporation (“Prime”), a vertically integrated vision services company, and OptiCare Eye Health Centers, Inc., a Connecticut corporation (“OptiCare”), a provider of consulting, administrative and other support services to ophthalmology and optometry eye care centers located in Connecticut. Pursuant to the merger agreements, Saratoga Delaware acquired Prime and OptiCare in an all-stock transaction by issuance to the shareholders of OptiCare and Prime shares of Saratoga Delaware Common Stock constituting 97.5% of the outstanding Common Stock of Saratoga Delaware (the “Eye Care Acquisition”).

In conjunction with the Eye Care Acquisition, in August 1999, the Company was spun off by Saratoga Delaware to continue its prior business operations.  In the spin-off, Saratoga Delaware, which was then the 100% owning parent entity of the Company, made an in-kind distribution of all of the Company’s issued and outstanding stock to the shareholders of Saratoga Delaware as of August 9, 1999. The distribution was made on the basis of one share of the Company’s common stock, for each share of Saratoga Delaware stock held. As a result of the spin-off 3,465,292 shares of the Company's common stock were distributed to 1,363 shareholders.  In conjunction with the spin-off and the Eye Care Acquisition, Saratoga Delaware distributed to the Company 100% of the outstanding shares of LOI and LEI as well as 9% of the outstanding shares of Saratoga Holdings I, Inc. (“Holdings”).

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

Business Developments and Planned Operations During 2005 and 2006

In response to significant increases in oil and gas prices during 2005, the Company began developing plans to expand its existing oil and gas operating activities utilizing the experience and contacts of management in the energy industry to identify potential domestic oil and gas prospects and to participate in the acquisition, exploration, development and operation of those prospects through partnerships, joint ventures and direct investments.  In carrying out those plans, the Company is relying on the experience and contacts of Thomas Cooke, the Company’s President, to identify and evaluate prospects, develop acquisition, exploration and development plans relating to identified prospects, negotiate with mineral owners and with potential partners and financing sources to participate in planned acquisition, exploration and development of prospects, and carry out exploration, development and operation activities on acquired prospects.

As of December 31, 2005, initial discussions and efforts had been undertaken, and were ongoing, to identify suitable oil and gas prospects but no definitive agreements or preliminary agreements, understandings, letters of intent or term sheets in that regard had yet been entered.  The Company plans to continue such efforts to expand its oil and gas operating activities in 2006.

The Company has no definitive financing plans currently in place but intends to tailor financing to specific project requirements and characteristics, which financing plans may include farm-outs, carried interests, joint ventures and other participation arrangements with industry partners as well as seeking debt and/or equity financing, including senior debt, mezzanine or bridge debt, reserve based loans and public and/or private stock offerings, from, or to, known financing sources to the oil and gas industry.  The Company, utilizing the industry contacts of Mr. Cooke, intends to evaluate the specific characteristics and financing requirements of identified prospects and to broadly canvas its industry contacts and the financial community to obtain suitable forms of acquisition and development financing. Pending identification of specific prospects, no specific financing plans have been developed and the Company has not identified any specific financing sources that it plans to contact.

In conjunction with its plans to expand its oil and gas operations, during 2005, the Company brought current all of its reports with the SEC and has undertaken initial efforts to commence trading in its common stock.  The Company intends to continue those efforts in 2006 and to remain current in its filings with the SEC going forward.

Oil and Gas Operations and Properties

Since May 1999, our operations have been limited to ownership of a participation interest in a single oil and gas property in Dawson County, Texas.

Our sole oil and gas property interest as of December 31, 2005 consisted of a contractual right to participate in 50% of the profits and losses in an 80-acre tract known as the Adcock Farms Prospect, including the Adcock Farms No. 1 well, in Dawson County, Texas and rights to approximately 27 square miles of 3D seismic data in an area including the Adcock Farms No. 1 well.  Under the contractual participation interest, we receive our proportionate interest in revenues from the Adcock Farms prospect and bear a proportionate share of operating costs.

The Adcock Farms No. 1 well was drilled on the Adcock Farms Project in September 1993.  The Adcock Farms No. 1 well tested the Fusselman and Mississippian formations to a depth of 12,000 feet and was credited with two new field discoveries, the Red Hawk Fusselman and the Red Hawk Mississippian.  The Adcock Farms No. 1 well was successfully completed in October 1993 and commenced production as an oil well.  We are presently evaluating the 3D data in the area including the Adcock Farms No. 1 well to identify potential lease prospects and drilling sites with a view to drilling additional wells.

The Company also holds a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region.

Marketing

At December 31, 2005, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

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

Competition

Competition in the oil and gas industry is intense.  While the Company’s activities are currently limited to its interest in a single well, should the Company seek to expand its oil and gas activities, it will compete with major and other independent oil and gas companies with respect to the acquisition of producing properties and proved undeveloped acreage.  Existing competitors actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop the properties.  Many of those competitors have significant financial resources and exploration and development budgets.  The Company presently has no financial resources that would allow it to compete in that market.  Our ability to acquire additional properties and develop new and existing properties in the future will depend on our capability to secure financing to support those efforts and our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

Employees

As of January 23, 2006, we had one full-time employee and no part time employees.  The employee is not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.

DESCRIPTION OF PROPERTY

As of January 23, 2006, the Company’s executive offices consist of approximately 200 square feet in Austin, Texas which space is leased on a month-to-month basis at a current rate of $150 per month.  Management anticipates that the Company’s office space will be sufficient for the foreseeable future.

A description of our interests in oil and gas properties is included in “Item 1.  Description of Business.”

ITEM 3.

LEGAL PROCEEDINGS

As of January 23, 2006, we were not party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the OTC Bulletin Board under the symbol "SROE."  There is no established trading market in the Company’s common stock and no guarantee that a trading market will develop.

As of January 23, 2006, there were approximately 1,363 beneficial holders of our common stock.

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

In January 2006, Thomas F. Cooke, the President and a Director of the Company, acquired 4,000,000 shares of the Company’s common stock in exchange for the conversion of outstanding loans in the amount of $25,000 and an additional contribution of cash of $25,000.

The issuance of all shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were accredited investors as defined in the Securities Act who took their shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. All certificates for our shares contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

No commissions were paid in connection with the issuances described above.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Saratoga Resources, Inc. is an oil and gas exploration and production company.  Since the 1996 sale of a majority of the Company’s oil and gas producing properties, the Company’s operations have been limited to ownership of a participation interest in the Red Hawk Fusselman and Red Hawk Mississippian fields in Dawson County, Texas, rights in approximately 27 square miles of 3D seismic data in the area including the Company’s Dawson County well and a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region and pursuit of various potential business opportunities, both within and outside of the oil and gas industry.

Overview of Operations

Our operations, and our operating results, are a continuation of the operations previously conducted by our prior parent company, Saratoga Delaware.  During 2004 and 2005 our operations were exclusively devoted to our ownership of a participation interest in a single oil well, the Adcock Farms No. 1, and efforts relating to acquisitions of business opportunities, both within and outside the oil and gas industry.

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

Revenue Recognition.

The Company recognizes revenues from its participating interest in the profits and losses of the Adcock Farm prospect in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 69 – Disclosures About Oil and Gas Producing Activities.  As of December 31, 2005, the Company had no capitalized or equity interest in, and had not realized significant net royalties with respect to the participating interest in the profits and losses of the Adcock Farm prospect.  Due to the lack of significant revenue generation and the excessive cost involved in reporting the associated activities, disclosure required by SFAS No. 69 is neither relevant nor reliable and has been excluded from the Company’s financial statements.

Marketable Securities.

Marketable securities are classified as available-for-sale and, at December 31, 2005, were available to support current operations or to take advantage of other investment opportunities.  The securities were stated at estimated fair value based upon market quotes.  Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders’ equity.  Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income.  The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income.  Certain marketable securities held at December 31, 2005 were pledged as security for a debt of Saratoga Delaware.

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

Based on our review of our present operating properties and other long-lived assets, during the fiscal year ended December 31, 2005, we recorded no impairments of our long-lived assets.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  Revenues during 2005 were $(1,858) as compared to $9,948 in 2004. Revenues during 2005 were principally attributable to a net loss from participation in the Adcock Farm No. 1 well as a result of work-over expenses. During 2004 we had a net gain from the participation agreement.

Costs and Expenses.  Operating costs and expenses totaled $109,018 in 2005 as compared to $52,919 in 2004 and, during 2005 and 2004, consisted principally of general and administrative expenses and interest expense.

-- General and Administrative Expenses.  General and administrative expense increased from $22,846 in 2004 to $69,583 in 2005. The company incurred substantial accounting and legal expenses during the current year period in order to bring its filings current with the Securities and Exchange Commission.

-- Depreciation Expense.  Depreciation expense was unchanged, being $351 in 2004 and 2005.

-- Interest Expense.  Interest expense increased from $29,722 in 2004 to $39,084 in 2005.  The increase in interest expense was attributable to higher long-term debt in 2005 attributable to loans from a principal shareholder to support operations.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $2,372 and a working capital deficit of $373,047 at December 31, 2005 as compared to a cash balance of $985 and a working capital deficit of $125,304 at December 31, 2004. The Company’s cash and working capital positions at December 31, 2005 reflect the operating loss incurred during 2005 and the reclassification of amounts due to affiliates to current liabilities.

At December 31, 2005, the Company’s working capital deficit included $386,144 owed to the Company’s principal shareholder, including accrued interest of $117,846.  Loans from the Company’s principal shareholder bear interest at 12.5% and are payable on demand.

The Company, at and for the year ended December 31, 2005, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

In January 2006, Thomas Cooke, the Company’s principal officer and shareholder, converted $25,000 of loans to the Company into equity and provided an additional $25,000 of cash in exchange for the issuance of an aggregate of 4,000,000 shares of common stock.

Available-For-Sale Securities.

At December 31, 2005, the Company’s current assets, totaling $69,777, included $67,405 of securities holdings classified as “available-for-sale securities”.  Those securities consisted of shares of stock of Opticare (formerly, Saratoga Delaware) and A21, Inc. (formerly, Saratoga Holdings).  All of the Opticare stock is held in a pledge account to secure obligations guaranteed by the Company.  The Company’s guarantee is limited to the extent of the shares pledged, the market value of which was $0 at December 31, 2005.  The A21 shares are freely transferable by the Company and had a market value of $67,405 at December 31, 2005.

The Company had unrealized gains on its available-for-sale securities of $40,720 during 2005.  Those unrealized gains are included in Other Comprehensive Income (Loss).

Capital Expenditures and Commitments

During 2005, the Company made no capital expenditures and, at December 31, 2005, the Company had no fixed capital commitment obligations.

The Company, at December 31, 2005, was contractually obligated to bear 50% of the expenses of operating the Adcock Farm prospect. The Company plans to use a portion of the funds provided by Thomas Cooke in January 2006 to pay the Company’s portion of costs associated with the rework of the Adcock Farms well.

The Company, at December 31, 2005, was also contractually obligated to pay certain amounts relating to the licensing of the right to certain data from DBX Geophysical.  Pursuant to the terms of the agreement with DBX, as consideration for the DBX Data, the Company agreed (1) to grant to DBX a 3% overriding royalty in any leasehold acquired in the Adcock Farms prospect and (2) to pay to DBX $100,000, payable (a) $25,000 upon commencement of drilling operations of the first prospect, (b) $25,000 as a production payment out of a 25% working interest in the first well, (c) $25,000 upon commencement of drilling operations on a second well, and (d) $25,000 as a production payment out of a 25% working interest in the second well.  In the event that the required production payments are not made in full from the referenced wells, such deficiency will be payable out of a 25% working interest in all other wells drilled within the area of interest.  As of December 31, 2005, no wells had been drilled on the Adcock Farms prospect.  Accordingly, other than the overriding royalty, no amounts had, as of that date, been paid to DBX.

Off-Balance Sheet Arrangements

As noted elsewhere, all of our marketable securities at December 31, 2005 were pledged to secure obligations of our predecessor, Saratoga Delaware.  Our exposure in that regard is limited to the value of the securities pledged.

Except for the pledge of securities to secure obligations of Saratoga Delaware, we had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2005.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants reports thereon of Robnett & Company, LLP, appears immediately after the signature page of this report.  See “Index to Financial Statements” on page 19 of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Thomas Cooke

 57

President, Treasurer and Director

Kevin M. Smith

 61

Director

The following is a biographical summary of the business experience of the present directors and executive officers of the Company:

Thomas F. Cooke co-founded the Company in 1990 and has served as our president chief executive officer and chairman since 1996.  In addition to his service as an officer of the Company, Mr. Cooke has been self-employed as an independent oil and gas producer for more than 20 years.

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

The Company’s directors serve for a term of one year or until their successors are elected by the shareholders.  The Company’s executive officers are elected by our board of directors and serve terms of one year or until their death, resignation or removal by the board of directors.

Board Committees

The Company does not presently maintain an audit committee or any other committee of our board of directors.  Because we presently have only two directors and do not presently maintain an audit committee, we have no audit committee financial expert.

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, the Company’s directors, its executive officers, and any person holding more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2005.  To the Company’s knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2005.  In making these disclosures, the Company has relied solely on copies of reports provided to the Company.

Code of Ethics

The Board of Directors has adopted a Code of Business Ethics covering all of our officers, directors and employees. We require all employees to adhere to the Code of Business Ethics in addressing legal and ethical issues encountered in conducting their work. The Code of Business Ethics requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the company's best interest.

The Board of Directors has also adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers is filed as an exhibit to this Annual Report on Form 10-KSB for the year ended December 31, 2005 and is available for review at the SEC's web site at www.sec.gov.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company of each person who served as the Company’s Chief Executive Officer during 2005 and the next four most highly paid executive officers.

					LONG TERM COMPENSATION
					AWARDS
							PAYOUTS
		ANNUAL COMPENSATION			RESTRICTED	SECURITIES
					STOCK	UNDERLYING	LTIP	ALL OTHER
NAME AND		SALARY	BONUS	OTHER	AWARD	OPTIONS	PAYOUTS	COMPENSATION
PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	SARS(#)	($)	($)
Thomas Cooke	2005	0	0	0	0	0	0	0
President and Chief	2004	0	0	0	0	0	0	0
Executive Officer	2003	0	0	0	0	0	0	0

The Company currently pays no compensation for service of directors.  The Company may consider payment of certain amounts to attract the services of independent directors.

The Company, during 2005 and at January 23, 2006, had no employment agreements with any employees.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 23, 2006, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class

Thomas F. Cooke (3)	6,220,422	83.3%
1304 Alta Vista Ave
Austin, TX 78704

Kevin Smith (4)	203,643	2.7%
14003 Cherry Mound
Houston, TX 77077

All directors and officers as a group (2 persons)	6,424,065	86.1%

__________

(1)

Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of January 23, 2006.

(2)

The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)

Includes 109,148 shares held by June Cooke, Mr. Cooke’s spouse, of which Mr. Cooke disclaims beneficial ownership.

(4)

Includes 20,000 shares held by Sandra Smith, Mr. Smith’s spouse, of which Mr. Smith disclaims beneficial ownership.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2004 and 2005, Thomas Cooke, the principal officer, director and shareholder of the Company loaned funds to the Company to support operations and, for the foreseeable future, the Company anticipates that Mr. Cooke will continue to advance funds to the Company to support operations.  Amounts loaned to the Company by Mr. Cooke, totaling $250,063 at December 31, 2005, bear interest at 12.5% and are repayable on demand. Accrued interest on these loans totaled $117,846 at December 31, 2005.

In January 2006, Mr. Cooke agreed to convert $25,000 of his existing loans into equity and to invest an additional $25,000 in the Company in exchange for the issuance of an aggregate of 4,000,000 shares of common stock.

ITEM 13.

EXHIBITS

Exhibit

Number

Description of Exhibit

3.1

Restated Articles of Incorporation of Saratoga Resources, Inc. (incorporated by reference to Exhibit 3(i) to the Company’s Registration Statement on Form 10-SB filed with the SEC on October 6, 1999).

3.2

Bylaws of Saratoga Resources, Inc. (incorporated by reference to Exhibit 3(ii) to the Company’s Registration Statement on Form 10-SB filed with the SEC on October 6, 1999).

10.1

Geophysical/Geological Data Review Agreement dated December 1999, between Saratoga Resources, Inc. and Trek Oil and Gas, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10-SB filed with the SEC on February 16, 2000).

10.2

Letter Agreement, dated March 22, 1999, between Saratoga Resources, Inc. and DBX Geophysical Corporation. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.3

Letter Agreement, dated June 21, 1999, between Saratoga Resources, Inc., Ivy Oil Company and Trek Oil and Gas, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.4

Letter Agreement, dated January 3, 2001, between Saratoga Resources, Inc. and Trek Oil and Gas, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

10.5

*

Securities Purchase Agreement between Saratoga Resources, Inc. and Thomas F. Cooke.

10.6

*

Promissory Note, dated July 31, 2005, payable to Thomas F. Cooke.

14.1

*

Code of Ethics for CEO and Senior Financial Officers.

21.1

*

List of subsidiaries

31.1

*

Section 302 Certifications

32.1

*

Section 906 Certifications

*

Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by that firm during those periods.

	2005	2004
Audit fees (1)	$35,524	$9,418
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$35,524	$9,418

(1)

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by in connection with statutory and regulatory filings or engagements.  The audit of the Company’s financial statements for 1999 through 2002 was performed during 2003, 2004 and later periods and the audit of the Company’s financial statements for 2003 and 2004 was performed in 2004 and later periods. Fees shown as billed during 2004 relate to periods beginning in 1999 and running through 2003.

The Company does not maintain an Audit Committee.  The policy of the Company’s board is to pre-approve all audit and non-audit services provided by the independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA RESOURCES, INC.

Dated:

January 25, 2006

By:

/s/ Thomas F. Cooke

Thomas F. Cooke

President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Title

       Date

/s/ Thomas F. Cooke

President, Director and Treasurer

January 25, 2006

Thomas F. Cooke

(Principal Executive and Financial Officer)

/s/ Kevin Smith

Director

January 25, 2006

Kevin Smith

SARATOGA RESOURCES, INC.

Report of Independent Auditors

Board of Directors

Saratoga Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and cash flows for the years ended December 31, 2004 and 2005 in conformity with generally accepted accounting principles.

As discussed in Note 5, certain conditions indicate that the Company may be unable to continue as a going concern.  The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Robnett & Co., LLP

Austin, Texas

January 20, 2006

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

Current assets:
Cash	$2,372
Available-for-sale securities	67,405
69,777
Fixed assets:
Furniture and equipment	26,688
Accumulated depreciation	(25,785)
903

Other assets	-

Total assets	$70,680

LIABILITIES AND STOCKHOLDERS’ CAPITAL

Current liabilities:
Accounts payable & other accrued liabilities	$56,680
Due to related parties	386,144
442,824
Stockholders’ capital:
Preferred stock, $0.001 par value; 100,000 shares
authorized, 0 shares issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares
authorized, 3,465,292 shares issued and outstanding	3,465
Additional paid-in capital	2,489,499
Accumulated deficit	(2,932,513)
Accumulated other comprehensive loss	67,405
(372,144)

Total liabilities and stockholders’ capital	$70,680

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2005 and 2004

	2005	2004
REVENUES:
Net gain from participation agreement	$(2,747)	$9,888
Other	889	60
	(1,858)	9,948

COSTS AND EXPENSES:
Depreciation	351	351
General and administrative	69,583	22,846
Interest expense	39,084	29,722
	109,018	52,919

Net loss	$(110,876)	$(42,971)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding gains (losses) arising during the period	40,720	4,013

Comprehensive (loss)	$(70,156)	$(38,958)

Basic and diluted loss per share:	$(0.012)	$(0.012)

Weighted-average number of common shares outstanding	3,465,292	3,465,292

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL
For the Years Ended December 31, 2005 and 2004

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total

January 1, 2004	$3,465	3,465,292	$2,489,499	$(2,778,666)	$22,672	$(263,030)

Net loss	-	-	-	(42,971)	-	-

Unrealized losses on securities	-	-	-	-	4,013	-

Comprehensive loss	-	-	-	-	-	(38,958)

December 31, 2004	3,465	3,465,292	2,489,499	(2,821,637)	26,685	(301,988)

Net loss	-	-	-	(110,876)	-	-

Unrealized losses on securities	-	-	-	-	40,720	-

Comprehensive loss	-	-	-	-	-	(70,156)

December 31, 2005	$3,465	3,465,292	$2,489,499	$(2,932,513)	$67,405	$(372,144)

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(110,876)	$(42,971)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	351	351
Decrease in other assets	4,125	(4,094)
Increase in accounts payable	39,787	26,432
	(66,613)	(20,282)

Cash flows from financing activities:
Cash borrowed from related parties	68,000	22,100

Net increase (decrease) in cash and equivalents	1,387	1,818
Cash and equivalents, beginning of year	985	(833)
Cash and equivalents, end of year	$2,372	$985

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2005

1.   Organization and Summary of Significant Accounting Policies

Organization

Saratoga Resources, Inc., a Texas Corporation (the “Company”, “Saratoga” or the “Registrant”) was incorporated on July 25, 1990 to engage in the transaction of any and all lawful businesses for which corporations may be incorporated under the Texas Business Corporation Act. The Company derives its revenues from a contractual interest in single oil and gas property for which the Company holds no equity interest or management position.

Prior to August 9, 1999, the Company was a wholly owned subsidiary of Saratoga Resources, Inc., a Delaware Corporation (the “Predecessor”).  On August 9, 1999, the Predecessor distributed 100% of the outstanding shares of the Company’s common stock to the Predecessor’s shareholders (the “Spin-Off”).  Concurrently, the Predecessor distributed its assets and 100% of the outstanding common shares of its previously wholly owned subsidiaries, Lobo Operating, Inc., a Texas Corporation (“Lobo Operating”), and Lobo Energy, Inc., a Texas Corporation (“Lobo Energy”), as well as a 9% equity interest in Saratoga Holdings, Inc., a Texas Corporation (“Holdings”), to the Company.  Holdings had no identifiable assets or a readily determinable fair market value and did not affect the Company’s financial position or results of activities and cash flows as of or for the year ended December 31, 2005.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Saratoga Resources, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2005

1.   Organization and Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents

The company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

Marketable Securities

All marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders’ equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income.  Marketable securities of the Company’s are pledged as security for a debt of the Predecessor incurred during the Spin-Off. (See Note 4).  The exposure to loss in the surety is limited to the value of 7,839 shares of the Predecessor’s stock held in the Company’s brokerage accounts, valued at $-0-, as of December 31, 2005.

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

Recognition of Revenues

The Company recognizes net gains and losses arising from its participating interest in the profits and losses of an unaffiliated oil & gas production company in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 69 – Disclosures About Oil and Gas Producing Activities.  As of the date of report, the Company has no capitalized or equity interest in, and has not realized significant net royalties with respect to the participating interest in the profits and losses of the unaffiliated oil & gas production company.  Due to the lack of significant revenue generation and the excessive cost involved in reporting the associated activities, disclosure required by SFAS No. 69 are neither relevant nor reliable and are therefore excluded from this report.

Saratoga Resources, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2005

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

Segments

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes reporting standards for a company’s operating segments in annual financial statements and the reporting of selected information about operating segments in financial statements. The adoption of SFAS No. 131 had no effect on the disclosure of segment information as the Company continues to consider its business activities as a single segment.

2. Related Parties

Due to Related Parties

As of December 31, 2005 the company was indebted to the principal shareholder in the amount of $386,144 which includes $117,846 of accrued interest.  The indebtedness to the principle shareholder bears interest at 12.5% and is to be repaid from proceeds from operations as they become available.  Accrued interest of $39,084 is included in the interest expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2005.   Operations of the Company have been funded by loans from the Company’s principal shareholder, Thomas F. Cooke.

Saratoga Resources, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2005

3. Income Taxes.

As of December 31, 2005, the company had estimated federal net operating loss carry-forwards approximating $896,300.  The net operating losses will expire beginning in 2012, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation, if applicable, may result in the expiration of net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes for the years ended December 31, 2005 and 2004 are as follows:

Deferred tax asset (liabilities)	2005	2004

Depreciable assets	$(1,742)	$(1,798)
Tax carry-forwards	405,897	366,122
Accrual to cash adjustment	40,452	25,386
Total deferred tax assets	440,607	389,710
Valuation allowance for deferred tax assets	(440,607)	(389,710)
Net deferred tax assets (liabilities)	$-0-	$-0-

The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding their realization. The valuation allowance increased by approximately $50,900 during the year ended December 31, 2005 due primarily to current year net operating losses, which were aggregated with prior year un-utilized net operating losses.

The reconciliation of generally accepted accounting principles net loss to taxable net loss is as follows:

	2005	2004

GAAP Net Loss	$(107,501)	$(43,212)
Differences in realized losses
Cash to accrual adjustments	40,720	29,754
Taxable Net Loss	$(13,458)	$(13,458)

Saratoga Resources, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2005

4. Commitments & Contingencies

Debt Surety

The Company pledged equity securities to secure debt of the Predecessor incurred in the Spin-Off.  The amount of the surety is limited to the equity securities held in brokerage accounts pledged as collateral for the debt.

5. Going Concern

As shown in the accompanying financial statements, Saratoga Resources incurred net losses of $66,781 and $38,958 in 2005 and 2004 respectfully, has an accumulated deficit of $2,929,138 and a working capital deficit of $119,609 as of December 31, 2005.  These conditions raise substantial doubt as to Saratoga Resources’ ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if Saratoga Resources is unable to continue as a going concern.

6. Subsequent Events

In January 2006, Thomas F. Cooke, the President and a Director of the Company, acquired 4,000,000 shares of the Company’s common stock in exchange for the conversion of outstanding loans in the amount of $25,000 and an additional contribution of cash of $25,000.

The issuance of all shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions.