Form 10QSB
period 2006-03-31
SARATOGA RESOURCES INC /TX
filed 2006-04-27
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]      No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 25, 2006, the Company had outstanding 7,465,292 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):

Yes [   ]      No [X]

PART I

ITEM 1. FINANCIAL STATEMENTS

Saratoga Resources, Inc. and Subsidiaries
BALANCE SHEET
March 31, 2006

ASSETS
In Thousands
Current assets:
Cash & equivalents	$5
Marketable Securities	127
132

Equipment, net of accumulated depreciation	1

Total assets	$133

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued liabilities	$61

Due to related parties	372

Stockholders' equity:
Common stock	7
Additional paid-in capital	2,535
Accumulated deficit	(2,869)
Other comprehensive income (loss)	27
(300)

Total liabilities & stockholders equity	$133

Saratoga Resources, Inc. and Subsidiaries
STATEMENTS OF OPERATIONS
For the Quarters Ended March 31, 2006 & 2005

	Quarters Ended March 31,
	2006	2005
	In Thousands	In Thousands
Revenues:
Gain from Participation Agreement	$-	$-
	-	-

Expenses:
Loss from Participation Agreement	11	4
Interest expense	11	9
General & administrative	15	8
	37	21

Loss before income taxes	(37)	(21)

Net loss	(37)	(21)

Unrealized holding gains (losses)	59	(15)

Comprehensive income	$22	$(36)

Basic & diluted loss per share	$(0.003)	$(0.006)
Weighted average number of common shares outstanding	7,465,292	3,465,292

Saratoga Resources, Inc. and Subsidiaries
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 & 2005

	Three Months Ended March 31,
	2006	2005
	In Thousands	In Thousands
Cash provided (used) from operating activities:
Net income (loss)	$22	$(21)
Depreciation	-	-
(Increase) decrease in marketable securities	(59)	4
Increase (decrease) in accrued liabilities	4	(100)
	(33)	(117)

Cash provided (used) by financing activities:
Stock issued for cash	25	-
Due to related parties	11	117
	36	117

Net (decrease) increase in cash	3	-
Beginning cash	2	-
Ending Cash	$5	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Due to related party converted to stock	$25	$-

SARATOGA RESOURCES, INC.

Notes to Financial Statements

March 31, 2006

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

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company’s Form 10-KSB for the year ended December 31, 2005.

NOTE 2. – ISSUANCES OF COMMON STOCK

During the quarter ended March 31, 2006, the Company issued 4,000,000 shares of common stock to its principal shareholder and officer in exchange for $50,000 paid, $25,000 in cash and $25,000 by forgiveness of existing loans.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

This Form 10-QSB quarterly report of Saratoga Resources, Inc. (the “Company”) for the three months ended March 31, 2006, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2005.  As of, and for the three months ended, March 31, 2006, there have been no material changes or updates to the Company’s critical accounting policies.

Current Year Operations and Developments

During the three months ended March 31, 2006, the Company continued to operate on a very limited scale with operations consisting solely of the Company’s investment in a single oil and gas property and efforts relating to possible business acquisitions, both within and outside of the oil and gas industry.  Management continued to undertake efforts to minimize costs during the period.

A work-over of the Company’s well was necessary in the first quarter of 2005 due to a down-hole equipment failure in February 2005. This resulted in an interruption in production and an increase in operating overhead. The equipment was repaired and production returned to it previous levels with no indication of decline. In May 2005, production again declined indicating that additional work would be needed as the production tubing was not holding pressure. The work-over was completed and the well was back in production in January 2006.  The Company is currently evaluating its approximately 27 square miles of 3D seismic data and has engaged a third party consultant to evaluate the oil reserves and the development potential of the geologic structure in both the Mississippian and Fussellman formations. The Company is also increasing its efforts to acquire oil and gas assets through acquisitions and drilling opportunities.  Management believes that previous production levels can be achieved or surpassed, however, management can give no assurances that such production levels will occur.

In order to fund overhead during the quarter, the Company’s principal shareholder and sole officer contributed an additional $25,000 to the Company and converted $25,000 of existing loans in exchange for an aggregate of 4,000,000 shares of common stock.

The financial information included in the following discussion has been rounded to thousands.

Results of Operations

Revenues. During the three months ended March 31, 2006 the Company incurred a net loss of $11,000 from participation in the Adcock Farms #1 well.  The Company had a net loss of $4,000 from participation in the well during the 2005 period.  The adverse change in results attributable to the participation agreement was caused by the cost of down-hole repairs exceeding oil revenues. The repairs were completed and the well was back into production and producing revenue beginning in January 2006.

General and Administrative Expenses.  General and administrative expense increased from $8,000 during the three months ended March 31, 2005 to $15,000 during the same period in 2006.  The increase in general and administrative expense was attributable to accounting and legal expenses during the current period in order to comply with the SEC reporting requirements. Interest expense on the loans from shareholder increased from $9,000 for the quarter ended March 31, 2005 to $11,000 for the quarter ended March 31, 2006.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $5,000 and a working capital deficit of $301,000 at March 31, 2006 as compared to a cash balance of $2,000 and a working capital deficit of $373,000 at December 31, 2005.

The change in cash and working capital balances was attributable to the receipt of $25,000 in cash and the reduction of $25,000 in debt owed to our majority shareholder for the purchase of 4,000,000 shares of our unregistered common stock and a $50,000 increase in the value of marketable securities held, partially offset by the operating loss during the quarter.

The Company, at and for the period ended March 31, 2006, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Long-Term Debt

At March 31, 2006, the Company had long-term debt of $372,000 owed to the Company’s principal shareholder. Loans from the Company’s principal shareholder bear interest at 12.5% and are to be repaid from proceeds from operations as they become available.

Capital Expenditures and Commitments

During the three months ended March 31, 2006, the Company made no capital expenditures and, at March 31, 2006, the Company had no capital commitment obligations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2006.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

 The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Date:  April 27, 2006