Form 10QSB
period 2006-06-30
SARATOGA RESOURCES INC /TX
filed 2006-08-02
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from ______________ to _________________.

Commission File Number   000-27563

SARATOGA RESOURCES, INC.

(Exact name of small business issuer as specified in charter)

Texas	76-0314489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2304 Hancock Drive, Suite 5, Austin, Texas	78756
(Address of principal executive offices)	(Zip Code)

(512) 478-5717

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐      No  ☒

As of July 31, 2006, the Company had outstanding 7,540,292 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):       Yes  ☐      No  ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED UNAUDITED BALANCE SHEET
June 30, 2006
(amounts in thousands)

ASSETS

Current assets:
Cash & equivalents	$7
Marketable Securities	68
75

Equipment, net of accumulated depreciation	1

Total assets	$76

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued liabilities	$57

Due to related parties	383

Stockholders' equity:
Common stock	8
Additional paid-in capital	2,568
Accumulated deficit	(2,967)
Other comprehensive income (loss)	27
(364)

Total liabilities & stockholders equity	$76

See accompanying notes to consolidated financial statements

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Gain from Participation Agreement	$11	$3	$1	$-
	11	3	1	-

Expenses:
Participation Agreement expenses	-	-	-	1
General and administrative	39	23	55	31
Interest expense	11	9	22	18
	50	32	77	50

Loss before income taxes	(39)	(29)	(76)	(50)

Net loss	(39)	(29)	(76)	(50)

Unrealized holding gains (losses)	(59)	19	1	4

Comprehensive income	$(98)	$(10)	$(75)	$(46)

Basic and Diluted Loss Per Share	$(0.013)	$(0.008)	$(0.01)	$(0.014)
Weighted Average number of common shares outstanding	7,540,292	3,465,292	7,540,292	3,465,292

See accompanying notes to consolidated financial statements

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(amounts in thousands)

	Six Months Ended June 30,
	2006	2005
Cash provided (used) from operating activities:
Net loss	$(75)	$(50)
Depreciation	-	-
Non-cash compensation expense	33	-
Increase in due to related party - accrued interest	22	18
(Increase) decrease in other assets	-	4
Increase (decrease) in accrued liabilities	-	(80)
	(20)	(108)

Cash provided (used) by investing activities:	-	-
	-	-
Cash provided (used) by financing activities:
Common stock issued for cash	25	-
Advances from related parties	-	108
	25	108

Net increase in cash	5	-
Beginning cash	2	-
Ending Cash	$7	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Due to related party converted to stock	$25	$-
Stock issues for services	$33	$-

See accompanying notes to consolidated financial statements

SARATOGA RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2006

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

NOTE 2. – ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2006, the Company issued an aggregate of 4,075,000 shares of common stock as follows:

•

4,000,000 shares issued to principal shareholder and officer in exchange for $50,000 paid, $25,000 in cash and $25,000 by forgiveness of existing loans;

•

50,000 shares issued to 2 directors for services in their capacity as director; and

•

25,000 shares issued to a consultant.

NOTE 3. – STOCK BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

During the six months ended June 30, 2006, the Company recorded compensation expense of $33,000 relating to the issuance of shares for services to directors and consultants.

NOTE 4. – SUBSEQUENT EVENTS

In July 2006, the Company, its subsidiary Lobo Energy, Inc. and its principal shareholder settled certain claims against a21, Inc.  Pursuant to the settlement, the Company and Lobo Energy received an aggregate of 34,640 shares of common stock of a21, Inc.  In connection with the settlement, the Company and Lobo Energy paid their respective portion of the costs associated with the settlement.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

This Form 10-QSB quarterly report of Saratoga Resources, Inc. (the “Company”) for the six months ended June 30, 2006, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company’s ability to minimize expenses; the Company’s current dependency on its sole executive officer to continue funding the Company’s operations and, to the extent he should ever become unwilling to do so, the Company’s ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2005.  As of, and for the six months ended, June 30, 2006, there have been no material changes or updates to the Company’s critical accounting policies.

Current Year Operations and Developments

During the six months ended June 30, 2006, the Company continued to operate its oil interest in the Red Hawk Mississippian field.  The Company continues its efforts to further develop its oil interest including possible business acquisitions both within and outside of the oil and gas industry.  Management continued to undertake efforts to minimize costs during the period.

A work-over of the Adcock Farms No. 1 well was necessary in the first quarter of 2005 due to a down-hole equipment failure in February 2005. This resulted in an interruption in production and an increase in operating overhead. The equipment was repaired and production returned to its previous levels with no indication of decline. In May 2005, production again declined indicating that additional work would be needed as the production tubing was not holding pressure. The work-over was completed and the well was back in production in January 2006.  The Company is currently evaluating its approximately 27 square miles of 3D seismic data and has engaged a third party consultant to evaluate the oil reserves and the development potential of the geologic structure in both the Mississippian and Fussellman formations. The Company is also increasing its efforts to acquire oil and gas assets through acquisitions and drilling opportunities.  Management believes that previous production levels can be achieved or surpassed, however, management can give no assurances that such production levels will occur.

In order to fund overhead during the period ended June 30, 2006, the Company’s principal shareholder and sole officer contributed an additional $25,000 to the Company and converted $25,000 of existing loans in exchange for an aggregate of 4,000,000 shares of common stock.

In order to enhance the Company’s efforts to evaluate and pursue drilling and acquisition opportunities, during June 2006, the Company appointed an additional independent director and appointed, as a consultant, an advisory director.  In connection with the appointment of the new director and advisory director, the Company issued an aggregate of 75,000 shares of common stock as compensation for the services of the Company’s 2 independent directors and its advisory director.

In July 2006, the Company, its subsidiary Lobo Energy, Inc. and its principal shareholder settled certain claims against a21, Inc.  Pursuant to the settlement, the Company and Lobo Energy received an aggregate of 34,640 shares of common stock of a21, Inc.  In connection with the settlement, the Company and Lobo Energy paid their respective portion of the costs associated with the settlement.

The financial information included in the following discussion has been rounded to thousands.

Results of Operations

Revenues. During the six months ended June 30, 2006 the Company incurred a net gain of $1,000 from participation in the Adcock Farms #1 well.  The Company had a net loss of $1,000 from participation in the well during the 2005 period.  The positive change in results attributable to the participation agreement was caused by oil revenues exceeding the cost of down-hole repairs. The repairs were completed and the well was back into production and producing revenue beginning in January 2006.

General and Administrative Expenses.  General and administrative expense increased from $31,000 during the six months ended June 30, 2005 to $55,000 during the same period in 2006.  The increase in general and administrative expense was attributable to the issuance of an aggregate of 75,000 shares of common stock as compensation for the services of the Company’s 2 independent directors and its advisory director. These services were valued at $33,000.

Interest Expense.  Interest expense on the loans from shareholder increased from $18,000 for the six months ended June 30, 2005 to $22,000 for the quarter ended June 30, 2006.  The increase in interest expense was attributable to the continuing accrual of interest on advances from the Company’s principal shareholder, which was partially offset by conversion of $25,000 of advances to equity during the period.

Unrealized Holding Gains.  At June 30, 2006, the Company had $68,000 of securities holdings classified as “available-for-sale securities”.

The Company had unrealized gains on its available-for-sale securities of $1,000 during the six months ended June 30, 2006.  Those unrealized gains are included in Other Comprehensive Income (Loss).

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $7,000 and a working capital deficit of $365,000 at June 30, 2006 as compared to a cash balance of $2,000 and a working capital deficit of $373,000 at December 31, 2005.  Included in current assets and the calculation of working capital are “available for sale” securities in the amount of $68,000 at June 30, 2006 and $67,000 at December 31, 2005.

The change in cash and working capital balances was attributable to unrealized gains on available for sale securities and the receipt of $25,000 in cash and the reduction of $25,000 in debt owed to our majority shareholder for the purchase of 4,000,000 shares of our unregistered common stock, partially offset by the operating loss during the quarter.

The Company, at and for the period ended June 30, 2006, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Long-Term Debt

At June 30, 2006, the Company had long-term debt of $383,000 owed to the Company’s principal shareholder as compared to $386,000 at December 31, 2005. Loans from the Company’s principal shareholder bear interest at 12.5% and are to be repaid from proceeds from operations as they become available.  The change in long-term debt was attributable to the conversion of $25,000 of loans to equity offset by additional interest accrued on the loans of $22,000.

Capital Expenditures and Commitments

During the six months ended June 30, 2006, the Company made no capital expenditures and, at June 30, 2006, the Company had no capital commitment obligations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2006.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

SARATOGA RESOURCES, INC.

By   /s/ Thomas Cooke

Thomas Cooke

CEO, President and

Principal Financial Officer

Date:  August 2, 2006