Form 10KSB
period 2006-12-31
SARATOGA RESOURCES INC /TX
filed 2007-03-14
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒       No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Issuer’s revenues for the fiscal year ended December 31, 2006 were $10,802.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 9, 2007, based on the last reported sales price on the OTC Bulletin Board, was approximately $159,934.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 9, 2007 was 7,540,292.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format: Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws.  These forwarding-looking statements include, without limitation, statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our properties and drilling activities and results, our intentions and strategies regarding future acquisitions and sales of properties, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our properties, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations.  These statements are subject to risks and uncertainties that could cause actual results and events to differ materially.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Saratoga Resources” refer to Saratoga Resources, Inc., a Texas corporation.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Saratoga Resources, Inc. is an oil and gas development, exploration and production company.  Since the 1996 sale of a majority of the Company’s oil and gas producing properties, the Company’s operations and operating assets have been limited to (1) ownership of a participation interest in the Red Hawk Fusselman and Red Hawk Mississippian fields, including the Adcock Farms No. 1 well, in Dawson County, Texas, (2) rights in approximately 27 square miles of 3D seismic data in the area including the Company’s Dawson County well, (3) a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region, (4) a 50% working interest in a 160 acre leasehold, running through October 2009, in Dawson County, Texas, adjoining the Adcock Farms No. 1 well site, and (5) pursuit of various potential business opportunities, both within and outside of the oil and gas industry.

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

In conjunction with its plans to expand its oil and gas operations, the Company brought current all of its reports with the SEC and undertook efforts to commence trading in its common stock.

Business Developments and Operations During 2006

During 2006, the Company continued to operate its oil interest in the Red Hawk Mississippian field. Simultaneously, the Company continued its efforts to further develop its oil interests including possible business acquisitions both within and outside of the oil and gas industry.  Management continued to undertake efforts to minimize costs during the period.

The Adcock Farms No. 1 well was in production from January 2006 through the end of the year following two workovers undertaken on the well in 2005 to repair down-hole equipment and restore production to prior levels. Management believes that previous production levels can be achieved or surpassed, however, management can give no assurances that such production levels will occur.

The Company, during 2006, was engaged in ongoing evaluation of its approximately 27 square miles of 3D seismic data and engaged a third party consultant to evaluate the oil reserves and the development potential of the geologic structure in both the Mississippian and Fussellman formations. The Company also increased its efforts to acquire oil and gas assets through acquisitions and drilling opportunities.

In order to fund overhead during 2006, the Company’s principal shareholder and sole officer contributed an additional $25,000 to the Company and converted $25,000 of existing loans in exchange for an aggregate of 4,000,000 shares of common stock.

In order to enhance the Company’s efforts to evaluate and pursue drilling and acquisition opportunities, in June 2006, the Company appointed an additional independent director and appointed, as a consultant, an advisory director.  In connection with the appointment of the new director and advisory director, the Company issued an aggregate of 75,000 shares of common stock as compensation for the services of the Company’s 2 independent directors and its advisory director.

In July 2006, the Company, its subsidiary Lobo Resources, Inc. and its principal shareholder settled certain claims against a21, Inc.  Pursuant to the settlement, the Company and Lobo Resources received an aggregate of 34,640 shares of common stock of a21, Inc.  In connection with the settlement, the Company and Lobo Resources paid their respective portion of the costs associated with the settlement.

In October 2006, the Company entered into oil and gas leases covering 160 acres in Dawson County, Texas, adjoining the acreage held by the Adcock Farms No. 1 well.  The Company holds a 50% working interest in the acreage.

As of December 31, 2006, discussions and efforts were ongoing to identify additional suitable oil and gas prospects but no definitive agreements or preliminary agreements, understandings, letters of intent or term sheets in that regard had yet been entered.  The Company plans to continue such efforts to expand its oil and gas operating activities in 2007.

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

At December 31, 2006, our oil and gas holdings consisted of (1) a contractual right to participate in 50% of the profits and losses in an 80-acre tract known as the Adcock Farms Prospect, including the Adcock Farms No. 1 well, in Dawson County, Texas, (2) rights to approximately 27 square miles of 3D seismic data in an area including the Adcock Farms No. 1 well, (3) a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region, and (4) a 50% working interest in a 160 acre prospect in Dawson County, Texas, adjoining the Adcock Farms Prospect and held under a lease running through October 2009.  Under the contractual participation interest, we receive our proportionate interest in revenues from the Adcock Farms prospect and bear a proportionate share of operating costs.

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

Marketing

At December 31, 2006, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

Risks Related to Our Oil and Gas Operations

Operational Hazards and Insurance. Our oil and gas activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties.  A variety of factors, both geological and market related can cause a well to become uneconomical or only marginally profitable.  Our business involves a variety of operating risks which may adversely affect our profitability, including:

•

fires;

•

explosions;

•

blow-outs and surface cratering;

•

uncontrollable flows of oil, natural gas, and formation water;

•

natural disasters, such as hurricanes and other adverse weather conditions;

•

pipe, cement, or pipeline failures;

•

casing collapses;

•

embedded oil field drilling and service tools;

•

abnormally pressured formations; and

•

environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

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

Volatility of Oil and Gas Prices. As our sole source of revenue is our interest in a single producing well, our revenue and profitability are substantially dependent upon the prevailing prices of, and demand for, natural gas, oil, and condensate.  Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of additional factors that are beyond our control.  Among the factors that can cause the volatility of oil and gas prices are:

•

worldwide or regional demand for energy, which is affected by economic conditions;

•

the domestic and foreign supply of natural gas and oil;

•

weather conditions;

•

domestic and foreign governmental regulations;

•

political conditions in natural gas and oil producing regions;

•

the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels; and

•

the price and availability of other fuels.

Competition

Competition in the oil and gas industry is intense.  While the Company’s activities are currently limited to its interest in a single well and various other prospects or rights that have not yet been developed, should the Company seek to expand its oil and gas activities, it will compete with major and other independent oil and gas companies with respect to the acquisition of producing properties and proved undeveloped acreage.  Existing competitors actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop the properties.  Many of those competitors have significant financial resources and exploration and development budgets.  The Company presently has no financial resources that would allow it to compete in that market.  Our ability to acquire additional properties and develop new and existing properties in the future will depend on our capability to secure financing to support those efforts and our ability to conduct operations, to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Governmental Regulation

Our business and the oil and gas industry in general are subject to extensive laws and regulations, including environmental laws and regulations.  As such, we may be required to make large expenditures to comply with environmental and other governmental regulations.  State and federal regulations, including those enforced by the Texas Railroad Commission as the primary regulator of the oil and gas industry in the State of Texas, are generally intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir and control contamination of the environment. Matters subject to regulation in the State of Texas include:

•

location and density of wells;

•

the handling of drilling fluids and obtaining discharge permits for drilling operations;

•

accounting for and payment of royalties on production from state, federal and Indian lands;

•

bonds for ownership, development and production of natural gas and oil properties;

•

transportation of natural gas and oil by pipelines;

•

operation of wells and reports concerning operations; and

•

taxation.

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

Employees

As of March 9, 2007, we had one full-time employee and no part time employees.  The employee is not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.

DESCRIPTION OF PROPERTY

As of March 9, 2007, the Company’s executive offices consist of approximately 200 square feet in Austin, Texas which space is leased on a month-to-month basis at a current rate of $150 per month.  Management anticipates that the Company’s office space will be sufficient for the foreseeable future.

A description of our interests in oil and gas properties is included in “Item 1.  Description of Business.”

ITEM 3.

LEGAL PROCEEDINGS

As of March 9, 2007, we were not party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the OTC Bulletin Board under the symbol "SROE."  The Company’s common stock has traded on a sporadic basis on the OTC Bulletin Board since January 13, 2006 and, accordingly, no established trading market in the Company’s common stock exists.

As of March 9, 2007, there were approximately 1,364 beneficial holders of our common stock.

At March 9, 2007, the bid price of the Company’s common stock, as quoted on the OTC Bulletin Board, was $0.15.

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Saratoga Resources, Inc. is an oil and gas exploration and production company.  Since the 1996 sale of a majority of the Company’s oil and gas producing properties, the Company’s operations and operating assets have been limited to (1) ownership of a participation interest in the Red Hawk Fusselman and Red Hawk Mississippian fields, including the Adcock Farms No. 1 well, in Dawson County, Texas, (2) rights in approximately 27 square miles of 3D seismic data in the area including the Company’s Dawson County well, (3) a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region, (4) a 50% working interest in a 160 acre leasehold, running through October 2009, in Dawson County, Texas, adjoining the Adcock Farms Prospect, and (5) pursuit of various potential business opportunities, both within and outside of the oil and gas industry.

Overview of Operations

Our operations, and our operating results, are a continuation of the operations previously conducted by our prior parent company, Saratoga Delaware.  During 2005 and 2006 our operations were exclusively devoted to our ownership of a participation interest in a single oil well, the Adcock Farms No. 1, and efforts relating to acquisitions of business opportunities, both within and outside the oil and gas industry.

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

During late 2005 and throughout 2006, in addition to operation of our interest in the Adcock Farms No. 1 well, we were actively engaged in efforts to evaluate the potential of our other oil and gas holdings, including retaining a consultant to evaluate our 3D seismic, and in efforts to acquire additional operations and assets.  As a result of those efforts, during 2006, we entered into an oil and gas lease, running through October 2009, pursuant to which the Company acquired a 50% working interest in 160 acres in Dawson County, Texas, adjoining our Adcock Farms Prospect.  Subject to the results of our ongoing evaluation of drilling prospects of each of our oil and gas holdings and the availability of funds, we intend, during 2007, to undertake efforts to drill one or more wells on our existing acreage.

During 2006, the Company, its subsidiary Lobo Resources, Inc. and its principal shareholder settled certain claims against a21, Inc.  Pursuant to the settlement, the Company and Lobo Resources received an aggregate of 34,640 shares of common stock of a21, Inc.  In connection with the settlement, the Company and Lobo Resources paid their respective portion of the costs associated with the settlement.

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

Revenue Recognition.

The Company recognizes revenues from its participating interest in the profits and losses of the Adcock Farm prospect in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 69 – Disclosures About Oil and Gas Producing Activities.  As of December 31, 2006, the Company had no capitalized or equity interest in, and had not realized significant net royalties with respect to the participating interest in the profits and losses of the Adcock Farm prospect.  Due to the lack of significant revenue generation and the excessive cost involved in reporting the associated activities, disclosure required by SFAS No. 69 is neither relevant nor reliable and has been excluded from the Company’s financial statements.

Marketable Securities.

Marketable securities are classified as available-for-sale and, at December 31, 2006, were available to support current operations or to take advantage of other investment opportunities.  The securities were stated at estimated fair value based upon market quotes.  Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders’ equity.  Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income.  The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income.  Certain marketable securities held at December 31, 2006 were pledged as security for a debt of Saratoga Delaware.

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

Based on our review of our present operating properties and other long-lived assets, during the fiscal year ended December 31, 2006, we recorded no impairments of our long-lived assets.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.  Revenues during 2006 were $10,802 as compared to $(1,858) in 2005. Revenues during 2006 were attributable to the Company’s share of the excess of revenues from the Adcock Farms #1 well over the related costs of operations while 2005 deficit revenues were attributable to a net loss from participation in the Adcock Farm No. 1 well as a result of decreased revenues and the incurrence of work-over expenses. The positive change in results attributable to the participation agreement was caused by completion of down-hole repairs to the well and the return of the well to production and producing revenue beginning in January 2006.

Costs and Expenses.  Operating costs and expenses totaled $110,348 in 2006 as compared to $109,019 in 2005 and, during 2006 and 2005, consisted principally of general and administrative expenses and interest expense.

-- General and Administrative Expenses.  General and administrative expense decreased from $69,584 in 2005 to $65,032 in 2006. The company incurred substantial accounting and legal expenses during the current year period in order to bring its filings current with the Securities and Exchange Commission.  General and administrative expense during 2006 reflected the issuance of an aggregate of 75,000 shares of common stock as compensation for the services of the Company’s 2 independent directors and its advisory director. These services were valued at $33,000. General and administrative expense during 2005 included additional accounting and legal expenses incurred by the Company in bringing its SEC filings current.

-- Depreciation Expense.  Depreciation expense was unchanged, being $351 in 2005 and 2006.

-- Interest Expense.  Interest expense increased from $39,084 in 2005 to $44,965 in 2006.  The increase in interest expense was attributable to the continuing accrual of interest on advances from the Company’s principal shareholder, which was partially offset by conversion of $25,000 of advances to equity during the period.

Other Income.  Other income of $10,392 during 2006 related to the settlement of certain claims with a21 pursuant to which the Company received shares of a21 common stock.  Other income recorded reflected the fair value of the shares received in the settlement net of associated costs.

Unrealized Holding Gains.  At December 31, 2006, the Company had $56,738 of securities holdings classified as “available-for-sale securities”.

The Company had unrealized losses on its available-for-sale securities of $21,059 during 2006.  Those unrealized losses are included in Other Comprehensive Income (Loss).

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $8,443 and a working capital deficit of $399,833 at December 31, 2006 as compared to a cash balance of $2,372 and a working capital deficit of $373,047 at December 31, 2005.  Included in current assets and the calculation of working capital are “available for sale” securities in the amount of $56,738 at December 31, 2006 and $67,405 at December 31, 2005.

The change in cash and working capital balances was attributable to the receipt of shares in the a21 settlement, the receipt of $25,000 in cash and the reduction of $25,000 in debt owed to our majority shareholder for the purchase of 4,000,000 shares of our unregistered common stock, partially offset by the operating loss during the period and unrealized losses on available for sale securities.

The Company, at and for the year ended December 31, 2006, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Available-For-Sale Securities.

At December 31, 2006, the Company’s current assets included $56,738 of securities holdings classified as “available-for-sale securities”.  Those securities consisted of shares of stock of Opticare (formerly, Saratoga Delaware) and A21, Inc. (formerly, Saratoga Holdings).  All of the Opticare stock is held in a pledge account to secure obligations guaranteed by the Company.  The Company’s guarantee is limited to the extent of the shares pledged, the market value of which was $0 at December 31, 2006.  The A21 shares are freely transferable by the Company and had a market value of $55,258 at December 31, 2006.

The Company had unrealized gains on its available-for-sale securities of $21,059 during 2006.  Those unrealized gains are included in Other Comprehensive Income (Loss).

Long-Term Debt

At December 31, 2006, the Company had long-term debt of $407,751 owed to the Company’s principal shareholder as compared to $386,144 at December 31, 2005. Loans from the Company’s principal shareholder bear interest at 12.5% and are to be repaid from proceeds from operations as they become available.  The change in long-term debt was attributable to the conversion of $25,000 of loans to equity offset by additional interest accrued on the loans of $44,965.

Capital Expenditures and Commitments

During 2006, the Company made no capital expenditures and, at December 31, 2006, the Company had no fixed capital commitment obligations.

The Company, at December 31, 2006, was contractually obligated to bear 50% of the expenses of operating the Adcock Farm prospect.  The Company plans to use funds provided by Thomas Cooke from time to time to pay the Company’s portion of costs associated with the rework of the Adcock Farms well.

The Company, at December 31, 2006, was also contractually obligated to pay certain amounts relating to the licensing of the right to certain data from DBX Geophysical.  Pursuant to the terms of the agreement with DBX, as consideration for the DBX Data, the Company agreed (1) to grant to DBX a 3% overriding royalty in any leasehold acquired in the Adcock Farms prospect and (2) to pay to DBX $100,000, payable (a) $25,000 upon commencement of drilling operations of the first prospect, (b) $25,000 as a production payment out of a 25% working interest in the first well, (c) $25,000 upon commencement of drilling operations on a second well, and (d) $25,000 as a production payment out of a 25% working interest in the second well.  In the event that the required production payments are not made in full from the referenced wells, such deficiency will be payable out of a 25% working interest in all other wells drilled within the area of interest.  As of December 31, 2006, no wells had been drilled on the Adcock Farms prospect.  Accordingly, other than the overriding royalty, no amounts had, as of that date, been paid to DBX.

Off-Balance Sheet Arrangements

As noted elsewhere, all of our marketable securities at December 31, 2006 were pledged to secure obligations of our predecessor, Saratoga Delaware.  Our exposure in that regard is limited to the value of the securities pledged.

Except for the pledge of securities to secure obligations of Saratoga Delaware, we had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2006.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants reports thereon of Robnett & Company, LLP, appears immediately after the signature page of this report.  See “Index to Financial Statements” on page 20 of this report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

The following table sets forth the names, ages and offices of the present executive officers and directors of the Company.  The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

Name

Age

Position

Thomas Cooke

 58

President, Treasurer and Director

Kevin M. Smith

 62

Director

Rex H. White

 74

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

Rex H. White has served as a Director of the Company since 2006.  Mr. White is a self employed attorney, Board Certified in Oil, Gas and Mineral Law, with over 46 years of experience in the energy industry.  Prior to commencing his legal career, Mr. White worked as a petroleum geologist/geophysicist for approximately 10 years, including 7 years with Mobil Oil Corporation.  Mr. White’s long and distinguished career in the energy industry includes service as Special Counsel to the Texas Railroad Commission, Assistant Attorney General of the State of Texas, President of the Texas Independent Producer and Royalty Owners Association, and a Presidential appointment to The National Petroleum Council.  Mr. White holds a B.S. in Geology, a M.A. in Geology with a minor in Petroleum Engineering and a law degree all from the University of Texas.

The Company’s directors serve for a term of one year or until their successors are elected by the shareholders.  The Company’s executive officers are elected by our board of directors and serve terms of one year or until their death, resignation or removal by the board of directors.

Advisory Director

A.C. “Andy” Clifford has served as an advisory director of the Company since June 2006.  Mr. Clifford is a petroleum geologist/geophysicist with over 27 years of experience in domestic and international oil and gas exploration and production.  Mr. Clifford’s broad experience includes providing professional geological services on prospects throughout the United States and around the world as an independent consultant, as Vice President of Exploration for BHP Petroleum and as a Senior Geophysicist for BHP Petroleum, Kuwait Foreign Petroleum and Esso Exploration.  Mr. Clifford is a co-founder and Executive Vice President of Aurora Gas, LLC, an independent gas developer and producer with gas production operations in Cook Inlet, Alaska.  Mr. Clifford holds a B.Sc, with honors, in Geology with Geophysics from London University and is a frequent speaker and published author on a variety of energy industry topics.

Board Committees

The Company does not presently maintain an audit committee or any other committee of our board of directors.  Because we do not presently maintain an audit committee, we have no audit committee financial expert.

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, the Company’s directors, its executive officers, and any person holding more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2006.  To the Company’s knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2006 with the exception of one Form 4 filing of Thomas Cooke that was filed late.  In making these disclosures, the Company has relied solely on copies of reports provided to the Company.

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

The Code of Business Ethics for the CEO and Senior Financial Officers was filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 and is available for review at the SEC's web site at www.sec.gov.

ITEM 10.

EXECUTIVE COMPENSATION

Named Executive Officers

During 2006, no compensation was paid to the Company’s Chief Executive Officer or any other officers or employees of the Company.

The Company, during 2006 and at January 12, 2007, had no employment agreements with any employees.

Directors

The following table sets forth the compensation paid to directors during 2006:

	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Kevin Smith	0	11,000	0	0	0	0	11,000
Rex White	0	11,000	0	0	0	0	11,000

(1)

During 2006, the Company issued 25,000 each to its two non-employee directors as compensation for service as directors.

Other than the issuance of the shares, the Company currently pays no compensation for service of directors.  The Company may consider payment of certain amounts to attract the services of independent directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 9, 2007, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class
Thomas F. Cooke (3)	6,220,422	82.5%
1304 Alta Vista Ave
Austin, TX 78704

Kevin Smith (4)	189,295	2.6%

Rex H. White	25,000.4%

All directors and officers as a group (3 persons)	6,434,717	85.4%

_________

(1)

Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of March 9, 2007.

(2)

The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)

Includes 109,148 shares held by June Cooke, Mr. Cooke’s spouse, of which Mr. Cooke disclaims beneficial ownership. Includes 150,000 shares held in the name of Lobo Resources, Inc. which is controlled by Mr. Cooke.

(4)

Includes 10,000 shares held by Sandra Smith, Mr. Smith’s spouse, of which Mr. Smith disclaims beneficial ownership.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005 and 2006, Thomas Cooke, the principal officer, director and shareholder of the Company loaned funds to the Company and purchased shares of common stock to support operations and, for the foreseeable future, the Company anticipates that Mr. Cooke will continue to advance funds to the Company to support operations.

During 2006, Mr. Cooke converted $25,000 of existing loans and invested an additional $25,000 in the Company in exchange for the issuance of 4,000,000 shares of common stock.  Interest accrued on the outstanding loans of Mr. Cooke totaled $44,965 during 2006.

Amounts loaned to the Company by Mr. Cooke, totaling $226,705 at December 31, 2006, bear interest at 12.5% and are repayable from proceeds from operations when they become available. Accrued interest on these loans totaled $181,046 at December 31, 2006.

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

10.2

Letter Agreement, dated March 22, 1999, between Saratoga Resources, Inc. and DBX Geophysical Corporation. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.3

Letter Agreement, dated June 21, 1999, between Saratoga Resources, Inc., Ivy Oil Company and Trek Oil and Gas, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.4

Letter Agreement, dated January 3, 2001, between Saratoga Resources, Inc. and Trek Oil and Gas, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

10.5

Securities Purchase Agreement between Saratoga Resources, Inc. and Thomas F. Cooke. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.6

Promissory Note, dated July 31, 2005, payable to Thomas F. Cooke. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

14.1

Code of Ethics for CEO and Senior Financial Officers. (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

21.1

List of subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

31.1

*

Section 302 Certifications

32.1

*

Section 906 Certifications

*

Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2006 and fees billed for other services rendered by that firm during those periods.

	2006	2005
Audit fees (1)	$8,614	$35,524
Audit related fees
Tax fees
All other fees
Total	$8,614	$35,524

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
Dated: March 14, 2007
	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas F. Cooke	President, Director and Treasurer	March 14, 2007
Thomas F. Cooke	(Principal Executive and Financial Officer)

/s/ Kevin Smith	Director	March 14, 2007
Kevin Smith

/s/ Rex H. White	Director	March 14, 2007
Rex H. White

SARATOGA RESOURCES, INC.

Index to Financial Statements

Independent auditors’ report	F-1

Consolidated Balance Sheet as of December 31, 2006	F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005	F-3

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Auditors

Board of Directors

Saratoga Resources, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and cash flows for the years ended December 31, 2005 and 2006 in conformity with generally accepted accounting principles.

As discussed in Note 5, certain conditions indicate that the Company may be unable to continue as a going concern.  The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

/s/ Robnett & Co., LP

Robnett & Co., LP

Austin, Texas

February 24, 2007

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

Current assets:
Cash	$8,443
Available-for-sale securities	56,738
65,181
Fixed assets:
Furniture and equipment	26,688
Accumulated depreciation	(26,136)
552

Total assets	$65,732

LIABILITIES AND STOCKHOLDERS’ CAPITAL

Current liabilities:
Accounts payable & other accrued liabilities	$57,263
Due to related parties	407,751
465,014
Stockholders’ capital:
Preferred stock, $0.001 par value; 100,000 shares authorized, 0 issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,540,292 issued and outstanding	7,540
Additional paid-in capital	2,568,499
Accumulated deficit	(3,021,667)
Accumulated other comprehensive income (loss)	46,346
(399,282)

Total liabilities and stockholders’ capital	$65,732

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2006 and 2005

	2006	2005
REVENUES:
Net gain from participation agreement	$10,802	$(2,747)
Other	10,392	889
	21,194	(1,858)

COSTS AND EXPENSES:
Depreciation expense	351	351
General and administrative	65,032	69,584
Interest expense	44,965	39,084
	110,348	109,019

Net income (loss)	$(89,154)	$(110,876)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains/losses	(21,059)	40,720

Comprehensive income (loss)	$(110,213)	$(70,156)

Basic and diluted (loss) per share:	$(0.016)	$(0.012)

Weighted-average number of common shares outstanding	7,169,460	3,465,292

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL
For the Years Ended December 31, 2006 and 2005

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Amount	Shares	Capital	Deficit	Loss	Total
January 1, 2005	$3,465	3,465,292	$2,489,499	$(2,821,637)	$26,685	$(301,988)

Net loss	-	-	-	(110,876)	-	-

Unrealized losses on securities	-	-	-	-	40,720	-

Comprehensive loss	-	-	-	-	-	(70,156)

December 31, 2005	3,465	3,465,292	2,489,499	(2,932,513)	67,405	(372,144)

Net loss	4,075	4,075,000	79,000	(89,154)	-	83,075

Unrealized losses on securities	-	-	-	-	(21,059)	-

Comprehensive loss	-	-	-	-	-	(110,213)

December 31, 2006	$7,540	7,540,292	$2,568,499	$(3,021,667)	$46,346	$(399,282)

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(110,213)	$(110,876)
Adjustments to reconcile net income (used in) operating activities:
Depreciation and amortization	351	351
(Increase) decrease in other assets	10,668	4,125
Increase (decrease) in accounts payable	22,190	39,787
Net cash provided by (used in) operating activities	(77,004)	(66,613)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale securities	0	0
Net cash provided by (used in) investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Cash borrowed (repaid) related parties	0	68,000
Proceeds from sale of stock	83,075	0
Net cash provided by (used in) financing activities	83,075	68,000

Net increase (decrease) in cash and cash equivalents	6,071	1,387
Cash and cash equivalents at beginning of period	2,372	985
Cash and cash equivalents at end of period	$8,443	$2,372

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2006

1.   Organization and Summary of Significant Accounting Policies

Organization

Saratoga Resources, Inc., a Texas Corporation (the “Company”, “Saratoga” or the “Registrant”) was incorporated on July 25, 1990 to engage in the transaction of any and all lawful businesses for which corporations may be incorporated under the Texas Business Corporation Act. The Company derives its revenues from a working interest in a single oil and gas property.

Prior to August 9, 1999, the Company was a wholly owned subsidiary of Saratoga Resources, Inc., a Delaware Corporation (the “Predecessor”).  On August 9, 1999, the Predecessor distributed 100% of the outstanding shares of the Company’s common stock to the Predecessor’s shareholders (the “Spin-Off”).  Concurrently, the Predecessor distributed its assets and 100% of the outstanding common shares of its previously wholly owned subsidiaries, Lobo Operating, Inc., a Texas Corporation (“Lobo Operating”), and Lobo Resources, Inc., a Texas Corporation (“Lobo Resources”), as well as a 9% equity interest in Saratoga Holdings, Inc., a Texas Corporation (“Holdings”), to the Company.  Holdings had no identifiable assets or a readily determinable fair market value and did not affect the Company’s financial position or results of activities and cash flows as of or for the year ended December 31, 2006.

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

December 31, 2006

1.   Organization and Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents

The company considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

Marketable Securities

All marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders’ equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income.  Marketable securities of the Company’s are pledged as security for a debt of the Predecessor incurred during the Spin-Off. (See Note 4).  The exposure to loss in the surety is limited to the value of 7,839 shares of the Predecessor’s stock held in the Company’s brokerage accounts, valued at $-0-, as of December 31, 2006.

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

December 31, 2006

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

2. Related Parties

Due to Related Parties

In January, 2006 Thomas F. Cooke, the President and a Director of the Company, acquired 4,000,000 shares of the Company’s common stock in exchange for the conversion of outstanding loans in the amount of $25,000 and an additional contribution of cash of $25,000.

The issuance of all shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions.

Saratoga Resources, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2006

2. Related Parties - continued

As of December 31, 2006 the company was indebted to the principal shareholder in the amount of $407,751 which includes $181,046 of accrued interest.  The indebtedness to the principle shareholder bears interest at 9.86% and is to be repaid from proceeds from operations as they become available.  Accrued interest of $44,965 is included in the interest expense recognized in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2006.  Subsequent to December 31, 2006, operations of the Company have been funded by loans from the Company’s principal shareholder, Thomas F. Cooke.

3. Income Taxes.

As of December 31, 2006, the company had estimated federal net operating loss carry-forwards approximating $929,850.  The net operating losses will expire beginning in 2012, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation, if applicable, may result in the expiration of net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes for the years ended December 31, 2006 and 2005 are as follows:

Deferred tax asset (liabilities)	2006	2005
Depreciable assets	$(1,871)	$(1,742)
Tax carry-forwards	439,418	405,897
Accrual to cash adjustment	49,184	40,452
Total deferred tax assets	486,731	440,607
Valuation allowance for deferred tax assets	(486,731)	(440,607)
Net deferred tax assets (liabilities)	$-0-	$-0-

The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding their realization. The valuation allowance increased by approximately $46,124 during the year ended December 31, 2006 due primarily to current year net operating losses, which were aggregated with prior year un-utilized net operating losses.

The reconciliation of generally accepted accounting principles net loss to taxable net loss is as follows:

	2006	2005
GAAP Net Loss	$(89,154)	$(110,876)
Differences in realized losses
Cash to accrual adjustments	(21,059)	40,720
Taxable Net Loss	$(110,213)	$(70,156)

Saratoga Resources, Inc. and Subsidiaries

Notes to Financial Statements

December 31, 2006

4. Commitments & Contingencies

Debt Surety

The Company pledged equity securities to secure debt of the Predecessor incurred in the Spin-Off.  The amount of the surety is limited to the equity securities held in brokerage accounts pledged as collateral for the debt.

5. Going Concern

As shown in the accompanying financial statements, Saratoga Resources incurred net losses of $110,213 and $70,156 in 2006 and 2005 respectfully, has an accumulated deficit of $3,021,667 as of December 31, 2006.  These conditions raise substantial doubt as to Saratoga Resources’ ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if Saratoga Resources is unable to continue as a going concern.