Form 10QSB
period 2007-03-31
SARATOGA RESOURCES INC /TX
filed 2007-05-10
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 8, 2007, the Company had outstanding 7,540,292 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):       Yes  ☐      No  ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
March 31, 2007

ASSETS
(in thousands)
Current assets:
Cash	$6
Available-for-sale securities	63
69
Fixed assets:
Furniture and equipment	27
Accumulated depreciation	(26)
1

Total assets	$70

LIABILITIES AND STOCKHOLDERS’ CAPITAL

Current liabilities:
Accounts payable & other accrued liabilities	$62
Due to related parties	422
484
Stockholders’ capital:
Preferred stock, $0.001 par value; 100,000 shares authorized, 0 issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,540,292 issued and outstanding	8
Additional paid-in capital	2,569
Accumulated deficit	(3,044)
Accumulated other comprehensive income (loss)	53
(414)

Total liabilities and stockholders’ capital	$70

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006
(in thousands)

	2007	2006
REVENUES:
Net gain (loss) from participation agreement	$5	$(11)
Other	-	-
	5	(11)

COSTS AND EXPENSES:
Depreciation expense	-	-
General and administrative	12	15
Interest expense	15	11
	27	26

Net income (loss)	$(22)	$(37)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains/losses	6	59

Comprehensive income (loss)	$16	$22

Basic and diluted (loss) per share:	$(0.002)	$(0.003)

Weighted-average number of common shares outstanding	7,540,292	7,465,292

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(in thousands)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(16)	$22
Adjustments to reconcile net income (used in) operating activities:
Depreciation and amortization	-	-
Increase in due to related parties – accrued interest	15	-
(Increase) decrease in other assets	(6)	(59)
Increase (decrease) in accounts payable	5	4
Net cash provided by (used in) operating activities	(2)	(33)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale securities	-	-
Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash borrowed (repaid) related parties	-	11
Proceeds from sale of stock	-	25
Net cash provided by (used in) financing activities	-	36

Net increase (decrease) in cash and cash equivalents	(2)	3
Cash and cash equivalents at beginning of period	8	2
Cash and cash equivalents at end of period	$6	$5

See notes to financial statements.

SARATOGA RESOURCES, INC.

Notes to Financial Statements

March 31, 2007

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

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company’s Form 10-KSB for the year ended December 31, 2006.

NOTE 2. – ISSUANCES OF COMMON STOCK

During the quarter ended March 31, 2006, the Company issued 4,000,000 shares of common stock to its principal shareholder and officer in exchange for $50,000 paid, $25,000 in cash and $25,000 by forgiveness of existing loans.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

This Form 10-QSB quarterly report of Saratoga Resources, Inc. (the “Company”) for the three months ended March 31, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Additionally, the following discussion regarding the Company’s financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2006.  As of, and for the three months ended March 31, 2007, there have been no material changes or updates to the Company’s critical accounting policies.

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

Overview of Operations

Our operations, and our operating results, are a continuation of the operations previously conducted by our prior parent company, Saratoga Delaware.  During 2006 and for the first quarter for 2007, our operations were exclusively devoted to our ownership of a participation interest in a single oil well, the Adcock Farms No. 1, and efforts relating to acquisitions of business opportunities, both within and outside the oil and gas industry.

The Company continues to operate its oil interest in the Red Hawk Mississippian field. Simultaneously, the Company continued its efforts to further develop its oil interests including possible business acquisitions both within and outside of the oil and gas industry.  Management continued to undertake efforts to minimize costs during the period.

The Company changed operators of the Red Hawk, Adcock Farms Lease from Robinson Operating Company to CFO Resources, Inc. (“CFO”) 5101 N "A" Street #145 Midland, Texas. The change was concurrent with CFO being granted a "Producer's Certificate of Compliance” and authorization to transport oil and or casing-head gas from an oil lease or condensate from a gas well by the Railroad Commission of Texas RRC FORM P-4. The Company made the change because it feels it will be better served by an operator that is in closer proximity to its interest in the Midland Basin. The change became effective on April 13, 2007.

Our interest in the Adcock Farms No. 1 are reflected on our financial statements as gain or loss from participation agreement.  The gain or loss reported reflects the excess of our allocable portion of revenues over expenses or expenses over revenues, as appropriate.  The gain or loss from the participation agreement is a function of production volumes from the well, our interest in the well and the market prices of production sold as well as costs incurred in operating the well.

During late 2005 and throughout 2006 and the first quarter of 2007, in addition to operation of our interest in the Adcock Farms No. 1 well, we were actively engaged in efforts to evaluate the potential of our other oil and gas holdings, including retaining a consultant to evaluate our 3D seismic, and in efforts to acquire additional operations and assets.  As a result of those efforts, during 2006, we entered into an oil and gas lease, running through October 2009, pursuant to which the Company acquired a 50% working interest in 160 acres in Dawson County, Texas, adjoining our Adcock Farms Prospect.  Subject to the results of our ongoing evaluation of drilling prospects of each of our oil and gas holdings and the availability of funds, we intend, during 2007, to undertake efforts to drill one or more wells on our existing acreage.

The financial information included in the following discussion has been rounded to thousands.

Results of Operations

Revenues. During the three months ended March 31, 2007 the Company incurred a net gain of $5,000 from participation in the Adcock Farms #1 well.  The Company had a net loss of $11,000 from participation in the well during the 2006 three month period.  The positive change in results attributable to the participation agreement was caused by oil revenues exceeding the cost of down-hole repairs. The repairs were completed and the well was back into production and producing revenue beginning in January 2006.

General and Administrative Expenses.  General and administrative expense decreased from $15,000 during the three months ended March 31, 2006 to $12,000 during the same period in 2007.  The decrease in general and administrative expense was attributable to a decrease in legal and auditing fees from $15,000 for the first quarter of 2005 to $11,000 for the first quarter in 2006. Both years fees were incurred by the Company in complying with SEC filing requirements.

Interest Expense.  Interest expense on the loans from shareholder increased from $11,000 for the three months ended March 31, 2006 to $15,000 for the three months ended March 31, 2007.  The increase in interest expense was attributable to the continuing accrual of interest on advances from the Company’s principal shareholder.

Unrealized Holding Gains.  At March 31, 2007, the Company had $63,000 of securities holdings classified as “available-for-sale securities”.

The Company had unrealized gains on its available-for-sale securities of $6,000 during the three months ended March 31, 2007.  Those unrealized gains are included in Other Comprehensive Income (Loss).

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $6,000 and a working capital deficit of $415,000 at March 31, 2007 as compared to a cash balance of $8,000 and a working capital deficit of $400,000 at December 31, 2006.  Included in current assets and the calculation of working capital are “available for sale” securities in the amount of $63,000 at March 31, 2007 and $57,000 at December 31, 2006.

The Company, at and for the period ended March 31, 2007, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Long-Term Debt

At March 31, 2007, the Company had long-term debt of $422,000 owed to the Company’s principal shareholder as compared to $408,000 at December 31, 2005. Loans from the Company’s principal shareholder bear interest at 12.5% and are to be repaid from proceeds from operations as they become available.  The change in long-term debt was attributable to the additional interest accrued on the loans of $14,000.

Capital Expenditures and Commitments

During the three months ended March 31, 2007, the Company made no capital expenditures and, at March 31, 2007, the Company had no capital commitment obligations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2007.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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
Thomas Cooke
CEO and President

Date:  May 10, 2007