Form 10QSB
period 2007-06-30
SARATOGA RESOURCES INC /TX
filed 2007-07-23
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 20, 2007, the Company had outstanding 7,540,292 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):       Yes  ☐      No  ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED UNAUDITED BALANCE SHEET
June 30, 2007
(amounts in thousands)

ASSETS

Current assets:
Cash & equivalents	$6
Marketable Securities	32
38

Equipment, net of accumulated depreciation	1

Total assets	$39

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable & accrued liabilities	$63

Due to related parties	432

Stockholders' equity:
Common stock	8
Additional paid-in capital	2,569
Accumulated deficit	(3,054)
Other comprehensive income (loss)	21
(456)

Total liabilities & stockholders equity	$39

See accompanying notes to consolidated financial statements

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006
(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Gain from Participation Agreement	$1	$11	$6	$1
	1	11	6	1

Expenses:
Participation Agreement expenses	-	-	-	-
General and administrative	2	39	14	55
Interest expense	10	11	25	22
	12	50	39	77

Loss before income taxes	(11)	(39)	(33)	(76)

Net loss	(11)	(39)	(33)	(76)

Unrealized holding gains (losses)	(31)	(59)	(25)	1

Comprehensive income (loss)	$(42)	$(98)	$(58)	$(75)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average number of common shares outstanding	7,540,292	7,540,292	7,540,292	7,540,292

See accompanying notes to consolidated financial statements

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(amounts in thousands)

	Six Months Ended June 30,
	2007	2006
Cash provided (used) from operating activities:
Net loss	$(58)	$(75)
Depreciation	-	-
Non-cash compensation expense	-	33
Increase in due to related party - accrued interest	25	22
(Increase) decrease in other assets	25	-
Increase (decrease) in accrued liabilities	6	-
	(2)	(20)

Cash provided (used) by investing activities:	-	-
	-	-
Cash provided (used) by financing activities:
Common stock issued for cash	-	25
Advances from related parties	-	-
	-	25

Net increase (decrease) in cash	(2)	5
Beginning cash	8	2
Ending Cash	$6	$7

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Due to related party converted to stock	$-	$25
Stock issues for services	$-	$33

See accompanying notes to consolidated financial statements

SARATOGA RESOURCES, INC.

Notes to Financial Statements

June 30, 2007

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

This Form 10-QSB quarterly report of Saratoga Resources, Inc. (the “Company”) for the six months ended June 30, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2006.  As of, and for the six months ended June 30, 2007, there have been no material changes or updates to the Company’s critical accounting policies.

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

Overview of Operations

Our operations, and our operating results, are a continuation of the operations previously conducted by our prior parent company, Saratoga Delaware.  During 2006 and for the six months for 2007, our operations were exclusively devoted to our ownership of a participation interest in a single oil well, the Adcock Farms No. 1, and efforts relating to acquisitions of business opportunities, both within and outside the oil and gas industry.

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

During late 2005 and throughout 2006 and the first six months of 2007, in addition to operation of our interest in the Adcock Farms No. 1 well, we were actively engaged in efforts to evaluate the potential of our other oil and gas holdings, including retaining a consultant to evaluate our 3D seismic, and in efforts to acquire additional operations and assets.  As a result of those efforts, during 2006, we entered into an oil and gas lease, running through October 2009, pursuant to which the Company acquired a 50% working interest in 160 acres in Dawson County, Texas, adjoining our Adcock Farms Prospect.  Subject to the results of our ongoing evaluation of drilling prospects of each of our oil and gas holdings and the availability of funds, we intend, during 2007, to undertake efforts to drill one or more wells on our existing acreage.

The financial information included in the following discussion has been rounded to thousands.

Results of Operations

Revenues. During the six months ended June 30, 2007 the Company incurred a net gain of $6,000 from participation in the Adcock Farms #1 well.  The Company had a net gain of $1,000 from participation in the well during the 2006 period.  The positive change in results attributable to the participation agreement was caused by oil revenues exceeding the cost of down-hole repairs. The repairs were completed and the well was back into production and producing revenue beginning in January 2006.

General and Administrative Expenses.  General and administrative expense decreased from $55,000 during the six months ended June 30, 2006 to $14,000 during the same period in 2007.  The decrease in general and administrative expense was attributable to a decrease in legal and auditing fees from $20,000 for the six months ended June 30, 2006 to $13,000 for the first six months in 2007. Both years fees were incurred by the Company in complying with SEC filing requirements. In addition, during the 2006 period we incurred general and administrative expense attributable to the issuance of an aggregate of 75,000 shares of common stock as compensation for the services of the Company’s 2 independent directors and its advisory director. These services were valued at $33,000.

Interest Expense.  Interest expense on the loans from shareholder increased from $22,000 for the six months ended June 30, 2006 to $25,000 for the six months ended June 30, 2007.  The increase in interest expense was attributable to the continuing accrual of interest on advances from the Company’s principal shareholder.

Unrealized Holding Gains.  At June 30, 2007, the Company had $32,000 of securities holdings classified as “available-for-sale securities”.

The Company had unrealized losses on its available-for-sale securities of $25,000 during the six months ended June 30, 2007.  Those unrealized gains are included in Other Comprehensive Income (Loss).

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $6,000 and a working capital deficit of $457,000 at June 30, 2007 as compared to a cash balance of $8,000 and a working capital deficit of $400,000 at December 31, 2006.  Included in current assets and the calculation of working capital are “available for sale” securities in the amount of $32,000 at June 30, 2007 and $57,000 at December 31, 2006.

The Company, at and for the period ended June 30, 2007, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

Long-Term Debt

At June 30, 2007, the Company had long-term debt of $432,000 owed to the Company’s principal shareholder as compared to $408,000 at December 31, 2006. Loans from the Company’s principal shareholder bear interest at 12.5% and are to be repaid from proceeds from operations as they become available.  The change in long-term debt was attributable to the additional interest accrued on the loans.

Capital Expenditures and Commitments

During the six months ended June 30, 2007, the Company made no capital expenditures and, at June 30, 2007, the Company had no capital commitment obligations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2007.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Date:  July 23, 2007