Form 10QSB
period 2007-09-30
SARATOGA RESOURCES INC /TX
filed 2007-11-14
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2007, the Company had outstanding 10,545,292 shares of its common stock, par value $0.001.

Transitional Small Business Disclosure Format (Check one):       Yes  ☐      No  ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEET
September 30, 2007
(amounts in thousands)
(UNAUDITED)

ASSETS

Current assets:
Cash and equivalents	$1
Marketable Securities	18
Total current assets	19

Equipment, net of accumulated depreciation	1

Total assets	$20

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities	$64

Due to related parties	455
Total current liabilities	519

Stockholders' deficit:
Preferred stock, $0.001 par value; 100,000 shares authorized, 0 issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 7,540,292 issued and outstanding	8
Additional paid-in capital	2,569
Accumulated deficit	(3,084)
Accumulated other comprehensive income	8
(499)

Total liabilities & stockholders deficit	$20

See accompanying notes to consolidated financial statements

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006
(amounts in thousands, except share and per share amounts)
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Oil and gas revenues	$16	$12	$25	$28
Other Income	-	10	-	10
	16	22	25	38

Costs and expenses:
Lease operating expenses	14	6	17	20
General and administrative	19	4	33	60
Interest expense	12	11	37	33
	45	21	87	113

Income (loss) before income taxes	(29)	1	(62)	(75)

Net income (loss)	(29)	1	(62)	(75)

Unrealized holding losses	(14)	(18)	(39)	(18)

Other comprehensive loss	$(43)	$(17)	$(101)	$(93)

Basic and Diluted Income (Loss) Per Share	$(0.01)	$0.00	$(0.01)	$(0.01)
Weighted Average number of common shares outstanding	7,540,292	7,540,292	7,540,292	7,540,292

See accompanying notes to consolidated financial statements

Saratoga Resources, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(amounts in thousands)
UNAUDITED

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(62)	$(75)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-
Non-cash compensation expense	1	33
Changes in operating assets and liabilities
Due to related parties	47	33
Other assets	-	(8)
Accounts payable and accrued liabilities	7	(3)
Cash used in operating activities	(7)	(20)

Cash flows from investing activities:	-	-
Cash provided by investing activities	-	-

Cash flows from by financing activities:
Common stock issued for cash	-	25
Cash provided by financing activities	-	25

Net increase (decrease) in cash and cash equivalents	(7)	5
Cash and cash equivalents, beginning of period	8	2
Cash and cash equivalents, end of period	$1	$7

SUPPLEMENTAL DISCLOSURE:

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

SARATOGA RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007

(Unaudited)

NOTE 1. – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Saratoga Resources, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B as promulgated by the Securities and Exchange Commission.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

These financial statements should be read in conjunction with the consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-KSB for the year ended December 31, 2006.

NOTE 2. – GOING CONCERN

The Company has accumulated losses since inception totaling $3,084,000 and is still developing operations as of September 30, 2007. Financing for the Company’s activities to date has been provided primarily by loans from its majority shareholder. The Company’s ability to achieve a level of profitable operations and/or additional financing raises substantial doubt about the Company’s ability to continue as a going concern..  Management plans are to continue the development of its principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

NOTE 3. – SUBSEQUENT EVENTS

Purchase and Sale Agreement – Harvest Oil & Gas, LLC

On October 18, 2007, the Company entered into a Purchase and Sale Agreement (the “HOG PSA”) with Harvest Oil & Gas, LLC (“HOG”) and Barry Ray Salsbury, Brian Carl Albrecht and Shell Sibley, the owners of HOG (the “HOG Sellers”).

Pursuant to the terms of the HOG PSA, the HOG Sellers agreed to sell and the Company agreed to purchase (the “HOG Acquisition”) all of the membership interests (the “HOG Membership Interests”) in HOG.  As consideration for the HOG Membership Interests, the Company will pay to the HOG Sellers a purchase price (the “HOG Purchase Price”), subject to certain potential adjustments, equal to $116,000,000 less an amount (the “MBL NPI Release Amount”) to be paid to obtain a release of a net profits interest in the properties of HOG held by Macquarie Bank or its affiliates (collectively, “Macquarie”).  The HOG Purchase Price, as adjusted, is payable (1) $88,000,036, less the MBL NPI Release Amount, in cash and (2) the balance in the form of a Subordinated Note (the “HOG Subordinated Note”).  The HOG Subordinated Note will be (a) subordinate to all senior debt financing of the Company including, but not limited to, senior revolver debt, senior term debt and a senior development line of credit, (b) due and payable in cash on the earlier of (I) thirty-six (36) months from Closing, or (II) closing of a fully-underwritten registered public offering of securities by the Company in which the net proceeds to the Company equal or exceed $70,000,000, (c) bear interest at the rate of eight (8%) percent per annum, payable quarterly in cash, (d) secured by a lien on the assets of HOG, and (e) provide for payment of an additional “equity participation bonus” amount on the earlier of maturity or on repayment of the HOG Subordinated Note in an amount equal to a twelve percent (12%) annualized yield on the outstanding principal balance of the HOG Subordinated Note until paid, which “equity participation bonus” amount will be payable, at the option of the Company, in cash or stock, or a combination of cash and stock.

Closing of the HOG Acquisition is subject to satisfaction of numerous conditions, including, among others, satisfactory completion of a due diligence investigation by the Company, including investigation of title and environmental matters relating to properties owned by HOG, the satisfaction and release, on or before Closing, of debt owed by HOG to Macquarie and negotiation of the MBL NPI Release Amount on terms acceptable to both the Company and the HOG Sellers.  There can be no assurance that the Company, HOG and the HOG Sellers will satisfy each of the conditions of closing the HOG Acquisition.

At Closing, in addition to payment of the HOG Purchase Price to the HOG Sellers, the Company shall pay to Macquarie the MBL NPI Release Amount.

HOG owns, manages and operates a portfolio of oil and gas interests located in South Louisiana onshore and state waters of the Gulf of Mexico.

Purchase and Sale Agreement – The Harvest Group, LLC

On October 24, 2007, the Company entered into a Purchase and Sale Agreement (the “THG PSA”) with The Harvest Group, LLC (“THG”) and Barry Ray Salsbury, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell, and Carolyn Monica Greer, the owners of THG (the “THG Sellers”).

Pursuant to the terms of the THG PSA, the THG Sellers agreed to sell and the Company agreed to purchase (the “THG Acquisition”) all of the membership interests (the “THG Membership Interests”) in THG.  As consideration for the THG Membership Interests, the Company will pay to the THG Sellers a purchase price (the “THG Purchase Price”), subject to certain potential adjustments, equal to $29,000,000.  The THG Purchase Price, as adjusted, is payable (1) $22,000,009 in cash and (2) the balance in the form of a Subordinated Note (the “THG Subordinated Note”).  The THG Subordinated Note will be (a) subordinate to all senior debt financing of the Company including, but not limited to, senior revolver debt, senior term debt and a senior development line of credit, (b) due and payable in cash on the earlier of (I) thirty-six (36) months from Closing, or (II) closing of a fully-underwritten registered public offering of securities by the Company in which the net proceeds to the Company equal or exceed $70,000,000, (c) bear interest at the rate of eight (8%) percent per annum, payable quarterly in cash, (d) secured by a lien on the assets of THG, and (e) provide for payment of an additional “equity participation bonus” amount on the earlier of maturity or on repayment of the THG Subordinated Note in an amount equal to a twelve percent (12%) annualized yield on the outstanding principal balance of the THG Subordinated Note until paid, which “equity participation bonus” amount will be payable, at the option of the Company, in cash or stock, or a combination of cash and stock.

Closing of the THG Acquisition is subject to satisfaction of numerous conditions, including, among others, satisfactory completion of a due diligence investigation by the Company, including investigation of title and environmental matters relating to properties owned by THG, the satisfaction and release, on or before Closing, of debt owed by THG to Macquarie on terms acceptable to both the Company and the THG Sellers.  There can be no assurance that the Company, THG and the THG Sellers will satisfy each of the conditions of closing the THG Acquisition.

THG owns, manages and operates a portfolio of oil and gas interests located in South Louisiana onshore and state waters of the Gulf of Mexico.

Amendment of 2006 Employee and Consultant Stock Plan

On October 9, 2007, the Company’s Board of Directors amended the terms of the Company’s 2006 Employee and Consultant Stock Plan (the “Stock Plan”) to increase the shares reserved for issuance under the Stock Plan by 1,325,000 to a total of 2,525,000 shares.

Employment Agreements

On October 8, 2007, the Company’s board of directors appointment Andy Clifford as a director and as President of the Company and the Company entered into an Employment Agreement with Mr. Clifford pursuant to which Mr. Clifford will serve as President for a period of three years subject to the Company’s right to terminate the agreement if the Company has not received new equity and/or debt funding of at least $25 million within one year (a “Funding”).  Mr. Clifford will draw an annual salary of $180,000 and will begin participating in all of the Company’s then existing executive benefit programs, with salary beginning to accrue as of September 5, 2007 and being deferred and accrued until completion of a Funding.

Pursuant to the Employment Agreement and a Stock Grant Agreement, Mr. Clifford was granted 2.5 million shares (the “Shares”) of stock on signing of the Employment Agreement.  2,000,000 of the Shares (the “Restricted Shares”) are subject to forfeiture on termination of Mr. Clifford’s employment if, on that date (1) the Company has not completed the acquisition of oil and gas properties and interests with an aggregate value of at least $25 million during Mr. Clifford’s employment, or (2) Mr. Clifford is not continuing in his service as President of the Company on the first anniversary of the commencement of his employment.

On October 9, 2007, the Company entered into an Employment Agreement with Thomas F. Cooke, the Company’s Chairman and Chief Executive Officer, pursuant to which Mr. Cooke will continue to serve in those positions for a term of three years. Mr. Cooke will draw an annual salary of $180,000 and will begin participating in all of the Company’s then existing executive benefit programs, with salary beginning to accrue as of September 1, 2007 and being deferred and accrued until receipt by the Company of a Funding.

Issuances of Common Stock

In October 2007, the Company issued, to seven persons, an aggregate of 3,005,000 shares of common stock as consideration for services, including 2,500,000 Shares issued to Mr. Clifford.  See “Note 3 – Subsequent Events – Employment Agreements.”

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

This Form 10-QSB quarterly report of Saratoga Resources, Inc. (the “Company”) for the nine months ended September 30, 2007, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to: general economic, financial and business conditions; the Company’s ability to minimize expenses; the Company’s ability to finance and complete the acquisitions of Harvest Oil & Gas, LLC and The Harvest Group, LLC; the Company’s ability to attract and retain key personnel to support its present and planned operations; the Company’s ability to successfully transition the control and operation of the Harvest companies; the Company’s ability to acquire additional oil and gas properties and/or operations on acceptable terms, or at all; the Company’s current dependency on its principal executive officer to continue funding the Company’s operations and, to the extent he should ever become unwilling to do so, the Company’s ability to obtain additional necessary financing from outside investors and/or bank and mezzanine lenders; and the ability of the Company to generate sufficient revenues to cover operating losses and position it to achieve positive cash flow.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-KSB for the year ended December 31, 2006.  As of, and for the nine months ended September 30, 2007, there have been no material changes or updates to the Company’s critical accounting policies.

Current Year Operations and Developments

General Overview of Operations

Saratoga Resources, Inc. is an oil and gas exploration and production company.  Since the 1996 sale of a majority of the Company’s oil and gas producing properties, the Company’s operations and operating assets have been limited to (1) ownership of a working interest in the Red Hawk Fusselman and Red Hawk Mississippian fields, including the Adcock Farms No. 1 well, in Dawson County, Texas, (2) rights in approximately 27 square miles of 3D seismic data in the area including the Company’s Dawson County well, (3) a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region, (4) a 50% working interest in a 160 acre leasehold, running through October 2009, in Dawson County, Texas, adjoining the Adcock Farms Prospect, and (5) pursuit of various potential business opportunities, both within and outside of the oil and gas industry.

Our operations, and our operating results, are a continuation of the operations previously conducted by our prior parent company, Saratoga Delaware.  During 2006 and for the nine months for 2007, our operations were exclusively devoted to our ownership of a working interest in a single oil well, the Adcock Farms No. 1, and efforts relating to acquisitions of business opportunities, both within and outside the oil and gas industry.

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

Our interest in the Adcock Farms No. 1 are reflected on our financial statements as oil and gas revenues and lease operating expenses.  The income or loss related to oil and gas operations reported reflects the excess of our allocable portion of revenues over expenses or expenses over revenues, as appropriate.  The income or loss related to oil and gas operations is a function of production volumes from the well, our interest in the well and the market prices of production sold as well as costs incurred in operating the well.

During late 2005 and throughout 2006 and the first nine months of 2007, in addition to operation of our interest in the Adcock Farms No. 1 well, we were actively engaged in efforts to evaluate the potential of our other oil and gas holdings, including retaining a consultant to evaluate our 3D seismic, and in efforts to acquire additional operations and assets.  As a result of those efforts, during 2006, we entered into an oil and gas lease, running through October 2009, pursuant to which the Company acquired a 50% working interest in 160 acres in Dawson County, Texas, adjoining our Adcock Farms Prospect.  Subject to the results of our ongoing evaluation of drilling prospects of each of our oil and gas holdings and the availability of funds, we intend, during 2008, to undertake efforts to drill one or more wells on our existing acreage.

Current Year Developments

During the period ended September 30, 2007, the Company evaluated various potential acquisitions of oil and gas properties and/or companies with a view to expanding its existing oil and gas operations.  Pursuant to those efforts, in October 2007, the Company entered into two agreements to purchase operating companies and hired Andy Clifford to serve as the Company’s President and to lead the Company’s efforts in acquiring and operating oil and gas properties.  Transactions undertaking following September 30, 2007 included the following:

Harvest Oil & Gas Purchase and Sale Agreement. On October 18, 2007, the Company entered into a Purchase and Sale Agreement (the “HOG PSA”) with Harvest Oil & Gas, LLC (“HOG”) and Barry Ray Salsbury, Brian Carl Albrecht and Shell Sibley, the owners of HOG (the “HOG Sellers”).

Pursuant to the terms of the HOG PSA, the HOG Sellers agreed to sell and the Company agreed to purchase (the “HOG Acquisition”) all of the membership interests (the “HOG Membership Interests”) in HOG.  As consideration for the HOG Membership Interests, the Company will pay to the HOG Sellers a purchase price (the “HOG Purchase Price”), subject to certain potential adjustments, equal to $116,000,000 less an amount (the “MBL NPI Release Amount”) to be paid to obtain a release of a net profits interest in the properties of HOG held by Macquarie Bank or its affiliates (collectively, “Macquarie”).  The HOG Purchase Price, as adjusted, is payable (1) $88,000,036, less the MBL NPI Release Amount, in cash and (2) the balance in the form of a Subordinated Note (the “HOG Subordinated Note”).  The HOG Subordinated Note will be (a) subordinate to all senior debt financing of the Company including, but not limited to, senior revolver debt, senior term debt and a senior development line of credit, (b) due and payable in cash on the earlier of (I) thirty-six (36) months from Closing, or (II) closing of a fully-underwritten registered public offering of securities by the Company in which the net proceeds to the Company equal or exceed $70,000,000, (c) bear interest at the rate of eight (8%) percent per annum, payable quarterly in cash, (d) secured by a lien on the assets of HOG, and (e) provide for payment of an additional “equity participation bonus” amount on the earlier of maturity or on repayment of the HOG Subordinated Note in an amount equal to a twelve percent (12%) annualized yield on the outstanding principal balance of the HOG Subordinated Note until paid, which “equity participation bonus” amount will be payable, at the option of the Company, in cash or stock, or a combination of cash and stock.

Closing of the HOG Acquisition is subject to satisfaction of numerous conditions, including, among others, satisfactory completion of a due diligence investigation by the Company, including investigation of title and environmental matters relating to properties owned by HOG, the satisfaction and release, on or before Closing, of debt owed by HOG to Macquarie and negotiation of the MBL NPI Release Amount on terms acceptable to both the Company and the HOG Sellers.  There can be no assurance that the Company, HOG and the HOG Sellers will satisfy each of the conditions of closing the HOG Acquisition.

At Closing, in addition to payment of the HOG Purchase Price to the HOG Sellers, the Company shall pay to Macquarie the MBL NPI Release Amount.

HOG owns, manages and operates a portfolio of oil and gas interests located in South Louisiana onshore and state waters of the Gulf of Mexico with proved reserves, as reflected in a third-party engineering report as of September 1, 2007, of 58.6 bcfe (71% gas versus oil) with PV10 value of $255 million, probable reserves of 73.8 bcfe and possible reserves of 54.4 bcfe.

The Harvest Group, LLC Purchase and Sale Agreement.  On October 24, 2007, the Company entered into a Purchase and Sale Agreement (the “THG PSA”) with The Harvest Group, LLC (“THG”) and Barry Ray Salsbury, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell, and Carolyn Monica Greer, the owners of THG (the “THG Sellers”).

Pursuant to the terms of the THG PSA, the THG Sellers agreed to sell and the Company agreed to purchase (the “THG Acquisition”) all of the membership interests (the “THG Membership Interests”) in THG.  As consideration for the THG Membership Interests, the Company will pay to the THG Sellers a purchase price (the “THG Purchase Price”), subject to certain potential adjustments, equal to $29,000,000.  The THG Purchase Price, as adjusted, is payable (1) $22,000,009 in cash and (2) the balance in the form of a Subordinated Note (the “THG Subordinated Note”).  The THG Subordinated Note will be (a) subordinate to all senior debt financing of the Company including, but not limited to, senior revolver debt, senior term debt and a senior development line of credit, (b) due and payable in cash on the earlier of (I) thirty-six (36) months from Closing, or (II) closing of a fully-underwritten registered public offering of securities by the Company in which the net proceeds to the Company equal or exceed $70,000,000, (c) bear interest at the rate of eight (8%) percent per annum, payable quarterly in cash, (d) secured by a lien on the assets of THG, and (e) provide for payment of an additional “equity participation bonus” amount on the earlier of maturity or on repayment of the THG Subordinated Note in an amount equal to a twelve percent (12%) annualized yield on the outstanding principal balance of the THG Subordinated Note until paid, which “equity participation bonus” amount will be payable, at the option of the Company, in cash or stock, or a combination of cash and stock.

Closing of the THG Acquisition is subject to satisfaction of numerous conditions, including, among others, satisfactory completion of a due diligence investigation by the Company, including investigation of title and environmental matters relating to properties owned by THG, the satisfaction and release, on or before Closing, of debt owed by THG to Macquarie on terms acceptable to both the Company and the THG Sellers.  There can be no assurance that the Company, THG and the THG Sellers will satisfy each of the conditions of closing the THG Acquisition.

THG owns, manages and operates a portfolio of oil and gas interests located in South Louisiana onshore and state waters of the Gulf of Mexico with proved reserves, as reflected in a third-party engineering report as of September 1, 2007, of 18.3 bcfe (53% gas versus oil) with PV10 value of $72 million and possible reserves of 11.2 bcfe.

Employment Agreements. On October 8, 2007, the Company’s board of directors appointment Andy Clifford as a director and as President of the Company and the Company entered into an Employment Agreement with Mr. Clifford pursuant to which Mr. Clifford will serve as President for a period of three years subject to the Company’s right to terminate the agreement if the Company has not received new equity and/or debt funding of at least $25 million within one year (a “Funding”).  Mr. Clifford will draw an annual salary of $180,000 and will begin participating in all of the Company’s then existing executive benefit programs, with salary beginning to accrue as of September 5, 2007 and being deferred and accrued until completion of a Funding.

Pursuant to the Employment Agreement and a Stock Grant Agreement, Mr. Clifford was granted 2.5 million shares (the “Shares”) of stock on signing of the Employment Agreement.  2,000,000 of the Shares (the “Restricted Shares”) are subject to forfeiture on termination of Mr. Clifford’s employment if, on that date (1) the Company has not completed the acquisition of oil and gas properties and interests with an aggregate value of at least $25 million during Mr. Clifford’s employment, or (2) Mr. Clifford is not continuing in his service as President of the Company on the first anniversary of the commencement of his employment.

On October 9, 2007, the Company entered into an Employment Agreement with Thomas F. Cooke, the Company’s Chairman and Chief Executive Officer, pursuant to which Mr. Cooke will continue to serve in those positions for a term of three years. Mr. Cooke will draw an annual salary of $180,000 and will begin participating in all of the Company’s then existing executive benefit programs, with salary beginning to accrue as of September 1, 2007 and being deferred and accrued until receipt by the Company of a Funding.

Issuances of Common Stock.  In October 2007, the Company issued, to seven persons, an aggregate of 3,005,000 shares of common stock as consideration for services, including 2,500,000 Shares issued to Mr. Clifford.

Results of Operations

Revenues. During the nine months ended September 30, 2007, the Company reported oil and gas revenues of $25,000 from participation in the Adcock Farms #1 well.  The Company had oil and gas revenues of $28,000 from participation in the well during the 2006 period. If the Company is successful in its efforts to acquire HOG and THG, oil and gas revenues are expected to increase sharply following the completion of the acquisition of HOG and THG.  While the Company anticipates that the acquisitions of HOG and THG will occur before the end of 2007, there is no assurance, however, as to when the acquisitions of HOG and THG will be completed, if ever.

Lease Operating Expenses. During the nine months ended September 30, 2007, lease operating expenses associated with the Adcock Farms #1 well were $17,000 as compared to $20,000 for the prior year nine month period. Lease operating expenses are anticipated to increase significantly if the aforementioned acquisitions occur.

Other Income.  We had no income classified as “other income” during the nine months ended September 30, 2007. Other income of $10,000 during the nine months ended September 30, 2006 related to the settlement of certain claims with a21 pursuant to which the Company received shares of a21 common stock.  Other income recorded reflected the fair value of the shares received in the settlement net of associated costs.

General and Administrative Expenses.  General and administrative expense decreased from $60,000 during the nine months ended September 30, 2006 to $33,000 during the same period in 2007.  During the 2006 period we incurred general and administrative expense attributable to the issuance of an aggregate of 75,000 shares of common stock as compensation for the services of the Company’s 2 independent directors and its advisory director. These services were valued at $33,000.  With the Company’s efforts, subsequent to September 30, 2007, to acquire HOG and THG and the hiring of additional personnel and issuances of shares for services, the Company anticipates that its general and administrative expense will increase sharply during the 4th quarter of 2007.  If the Company is successful in its efforts to acquire HOG and THG, general and administrative expenses are expected to increase sharply following the completion of the acquisition of HOG and THG.

Interest Expense.  Interest expense on the loans from shareholder increased from $33,000 for the nine months ended September 30, 2006 to $37,000 for the nine months ended September 30, 2007.  The increase in interest expense was attributable to the continuing accrual of interest on advances from the Company’s principal shareholder.  In connection with the Company’s efforts to acquire HOG and THG, assuming the acquisitions are completed as presently contemplated, the Company anticipates that its interest expense will increase sharply to reflect interest on acquisition debt and debt associated with credit facilities of HOG and THG.

Unrealized Holding Losses.  At September 30, 2007, the Company had $18,000 of securities holdings classified as “available-for-sale securities”.

The Company had unrealized losses on its available-for-sale securities of $39,000 during the nine months ended September 30, 2007.  Those unrealized gains are included in Other Comprehensive Loss.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $1,000 and a working capital deficit of $500,000 at September 30, 2007 as compared to a cash balance of $8,000 and a working capital deficit of $400,000 at December 31, 2006.  Included in current assets and the calculation of working capital are “available for sale” securities in the amount of $18,000 at September 30, 2007 and $57,000 at December 31, 2006.

The Company, at and for the period ended September 30, 2007, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

In connection with the Company’s pending acquisitions of HOG and THG, the Company will be called upon to pay an aggregate of $110,000,000 in cash purchase price.  The Company presently lacks the capital resources to pay such purchase price and is negotiating to secure funding to pay the purchase price through the issuance of a combination of equity and debt.  There is no assurance that the Company will be successful in its efforts to secure the required funding to complete the acquisitions of HOG and THG or that the terms of any such funding will be acceptable.  The Company also expects to incur substantial costs associated with the pending acquisitions and the relating funding.  If the Company is unable to secure funding to pay the cash portion of the purchase price of HOG and THG, to pay associated transaction costs and to provide working capital to support operations going forward, the Company will be unable to complete the acquisitions of HOG and THG and will have incurred substantial transaction expenses for which the Company presently lacks funds to pay.

The Company has accumulated losses since inception totaling $3,084,000 and is still developing operations as of September 30, 2007. Financing for the Company’s activities to date has been provided primarily by loans from its majority shareholder. The Company’s ability to achieve a level of profitable operations and/or additional financing raises substantial doubt about the Company’s ability to continue as a going concern...  Management plans are to continue the development of its principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

 Debt

At September 30, 2007, the Company had debt of $455,000 owed to the Company’s principal shareholder as compared to $408,000 at December 31, 2006. Loans from the Company’s principal shareholder bear interest at 12.5% and are to be repaid from proceeds from operations as they become available.  The change in debt was attributable to the additional interest accrued on the loans.

Capital Expenditures and Commitments

During the nine months ended September 30, 2007, the Company made no capital expenditures and, at September 30, 2007, the Company had no capital commitment obligations.

As noted, the Company’s planned acquisitions of HOG and THG will require in excess of $110,000,000 to pay the purchase price, acquisition costs and to provide working capital to support operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2007.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Date:  November 13, 2007