Form 10KSB/A
period 2006-12-31
SARATOGA RESOURCES INC /TX
filed 2008-01-04
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Form 10-K/A in order to amend our Annual Report on Form 10-KSB for the year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on March 14, 2007. The purpose of this amendment is to correct the inadvertent reference to “generally accepted audited standards” in the second paragraph of the opinion of our independent auditors, to replace that reference with the corrected reference to the “standards of the Public Company Accounting Oversight Board (United States)” and to reflect the elimination of the “going concern” qualification language in the audit opinion as reissued. This amendment does not otherwise update or modify any disclosures made in the Form 10-KSB as originally filed.

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

23.1*

Consent of Robnett & Co., LP

31.1*

Section 302 Certifications

32.1*

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

SARATOGA RESOURCES, INC.
Dated: January 4, 2008
	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman & CEO

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saratoga Resources, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and cash flows for the years ended December 31, 2005 and 2006 in conformity with generally accepted accounting principles.

/s/ Robnett & Co., LP

Robnett & Co., LP

Austin, Texas

February 24, 2007

Except for the removal of Note 5 and the going concern provision in the Auditor’s report, the date as to which is:

January 3, 2008

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