Form 10KSB
period 2007-12-31
SARATOGA RESOURCES INC /TX
filed 2008-05-13
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

The Issuer’s revenues for the fiscal year ended December 31, 2007 were $29,784.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 31, 2008, based on the last reported sales price on the OTC Bulletin Board, was approximately $611,052.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 31, 2008 was 10,645,292.

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

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Saratoga Resources, Inc. is an oil and gas development, exploration and production company.  The Company’s operations and operating assets are focused in the U.S. gulf coast region.

In response to significant increases in oil and gas prices during 2005, the Company began developing plans to expand its existing oil and gas operating activities utilizing the experience and contacts of management in the energy industry to identify potential domestic oil and gas prospects and to participate in the acquisition, exploration, development and operation of those prospects through partnerships, joint ventures and direct investments.  In carrying out those plans, the Company is relying on the experience and contacts of its management to identify and evaluate prospects, develop acquisition, exploration and development plans relating to identified prospects, negotiate with mineral owners and with potential partners and financing sources to participate in planned acquisition, exploration and development of prospects, and carry out exploration, development and operation activities on acquired prospects.

During 2007, the Company evaluated various potential acquisitions of oil and gas properties and/or companies with a view to expanding its existing oil and gas operations.  Pursuant to those efforts, during 2007, the Company entered into agreements to purchase operating companies, expanded its board of directors and hired additional management personnel and consultants and advisors to facilitate the Company’s efforts in acquiring and operating oil and gas properties.  As of May 1, 2008, no acquisitions of additional oil and gas properties and/or companies had been completed and the Company was continuing to pursue potential acquisitions.

The Company was incorporated in Texas on July 25, 1990.

Oil and Gas Operations and Properties

At December 31, 2007, our oil and gas holdings consisted of (1) a 50% working interest in an 80-acre tract known as the Adcock Farms Prospect, including the Adcock Farms No. 1 well, in Dawson County, Texas, (2) rights to approximately 27 square miles of 3D seismic data in an area including the Adcock Farms No. 1 well, (3) a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region, and (4) a 50% working interest in a 160 acre prospect in Dawson County, Texas, adjoining the Adcock Farms Prospect and held under a lease running through October 2009.

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

Acquisitions

The Company is focused on the growth of its oil and gas assets and operations through opportunistic acquisitions of properties and/or companies.  The Company seeks acquisitions of undervalued assets or operations, assets that present high potential low risk development opportunities and assets and companies with unrealized or under-realized value that offer the opportunity to release such additional value with the addition of management and financial resources.

During October 2007, the Company entered into Purchase and Sale Agreement with the owners of both Harvest Oil & Gas, LLC (“HOG”) and The Harvest Group, LLC (“THG”).  Pursuant to the terms of those agreements, the Company agreed to purchase, and the owners agreed to sell, 100% of the ownership of HOG and THG for an aggregate purchase price of approximately $145 million, of which approximately $110 million was payable in cash and the balance was payable in the form of a subordinated note.

HOG and THG own, manage and operate portfolios of oil and gas interests located in South Louisiana onshore and state waters of the Gulf of Mexico.

Closing of the acquisitions of HOG and THG was subject to satisfaction of numerous conditions, including, among others, satisfactory completion of a due diligence investigation by the Company, including investigation of title and environmental matters relating to properties owned by HOG, the satisfaction and release, on or before Closing, of debt owed by HOG and THG to its primary lender and negotiation of the release of certain net profits interests on terms acceptable to both the Company and the sellers.

The HOG and THG purchase and sale agreements were extended and amended on multiple occasions.

As a result of delays in satisfying the closing conditions, both the HOG and THG purchase agreements expired. At May 1, 2008, the Company was engaged in ongoing negotiations with the sellers regarding the execution of revised purchase and sale agreements and the purchase by the Company of HOG and THG.

There is no assurance that the Company will be successful in its efforts to negotiate new purchase and sale agreements with respect to HOG and THG, or any other potential acquisitions.  Moreover, closing of any such purchase and sale is subject to the availability of financing, among other conditions.  The Company presently lacks the financial resources to complete any such acquisition without seller financing or third party financing.  Given the recent downturn in the debt and equity markets, there is no assurance that third party financing will be available to complete any acquisition even if a purchase and sale agreement is entered into.

Marketing

At December 31, 2007, we had no contractual agreements to sell our gas and oil production and all production was sold on spot markets.

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

Employees

As of March 31, 2008, we had two full-time employees.  The employees are not covered by a collective bargaining agreement, and we do not anticipate that any of our future employees will be covered by such agreement.

ITEM 2.

DESCRIPTION OF PROPERTY

As of March 31, 2008, the Company’s executive offices consist of approximately 200 square feet in Austin, Texas which space is leased on a month-to-month basis at a current rate of $150 per month.  Management anticipates that the Company’s office space will be sufficient for the foreseeable future.

A description of our interests in oil and gas properties is included in “Item 1.  Description of Business.”

ITEM 3.

LEGAL PROCEEDINGS

As of March 31, 2008, we were not party to any pending litigation and were not aware of any threatened litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the OTC Bulletin Board under the symbol "SROE."  The Company’s common stock has traded on a sporadic basis on the OTC Bulletin Board and, accordingly, no established trading market in the Company’s common stock exists.

As of March 31, 2008, there were approximately 1,364 beneficial holders of our common stock.

At March 31, 2008, the bid price of the Company’s common stock, as quoted on the OTC Bulletin Board, was $0.40.

Dividends

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

Equity Compensation Plan Information

The following table provides information about securities authorized for issuance under our equity compensation plans as of December 31, 2007:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders (1)	—	—	2,525,000
TOTAL	—	$—	2,525,000

_____________

(1)	Consists of shares reserved under the 2006 Employee and Consultant Stock Plan pursuant to which 2,525,000 shares were reserved.

Unregistered Sale of Equity Securities

On April 1, 2008, in connection with financial consulting services rendered by John P. Boylan to the Company, and pursuant to the terms of a Restricted Stock Agreement, 500,000 shares of stock were issued to EJC Ventures, Ltd. on behalf of Mr. Boylan.  One half, or 250,000, of the shares (the “Restricted Shares”) are subject to forfeiture unless Mr. Boylan provides an average of at least ten (10) hours of services per week through July 1, 2008.  An additional 250,000 of the Restricted Shares are subject to forfeiture unless Mr. Boylan provides an average of at least ten (10) hours of services per week through January 1, 2009.

The securities described above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Saratoga Resources, Inc. is an oil and gas exploration and production company.  The Company’s operations and operating assets are focused in the U.S. gulf coast region.

Overview of Operations

During 2006 and 2007 our operations were exclusively devoted to our ownership of a working interest in a single oil well, the Adcock Farms No. 1, and efforts relating to acquisitions of oil and gas properties and/or operations.

During 2006 and 2007, in addition to operation of our interest in the Adcock Farms No. 1 well, we were actively engaged in efforts to evaluate the potential of our other oil and gas holdings, including retaining a consultant to evaluate our 3D seismic, and in efforts to acquire additional operations and assets.  As a result of those efforts, during 2006, we entered into an oil and gas lease, running through October 2009, pursuant to which we acquired a 50% working interest in 160 acres in Dawson County, Texas, adjoining our Adcock Farms Prospect. Subject to the results of our ongoing evaluation of drilling prospects of each of our oil and gas holdings and the availability of funds, we intend, during 2008, to undertake efforts to drill one or more wells on our existing acreage.

During 2006, we, along with our principal shareholder, settled certain claims against a21, Inc.  Pursuant to the settlement, we received an aggregate of 34,640 shares of common stock of a21, Inc.

Pursuant to our efforts to acquire additional oil and gas properties and/or operations, in October 2007, we entered into separate purchase and sale agreements to acquire Harvest Oil & Gas, LLC (“HOG”) and The Harvest Group, LLC (“THG”).  HOG and THG own, manage and operate portfolios of oil and gas interests located in South Louisiana onshore and state waters of the Gulf of Mexico.  During the fourth quarter of 2007, we devoted substantial time and resources to due diligence, planning, negotiation, drafting and other activities relating to the planned acquisition of HOG and THG, including the financing of the acquisitions.  During the fourth quarter of 2007, we also appointed additional directors and consultants and hired an additional executive to facilitate our acquisition efforts.  At December 31, 2007, the proposed acquisitions of HOG and THG remained pending.

Subsequent to December 31, 2007, the purchase agreements with the owners of HOG and THG expired.  At May 1, 2008, we were engaged in ongoing discussions regarding the execution of new purchase agreements to acquire HOG and THG. There is no assurance that we will be successful in our efforts to negotiate new purchase and sale agreements with respect to HOG and THG, or any other potential acquisitions.  Moreover, closing of any such purchase and sale is subject to the availability of financing, among other conditions.  We presently lack the financial resources to complete any such acquisition without seller financing or third party financing.  Given the recent downturn in the debt and equity markets, there is no assurance that third party financing will be available to complete any acquisition even if a purchase and sale agreement is entered into.

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

Revenue Recognition.

Oil and gas production revenue is recognized as income as production is extracted and sold.

Marketable Securities.

Marketable securities are classified as available-for-sale and, at December 31, 2007, were available to support current operations or to take advantage of other investment opportunities.  The securities were stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders’ equity.  Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in Other Income. The cost of securities sold is based on the specific identification method and interest earned is included in Interest Income.  Certain marketable securities that were pledged as security for a debt of the Company’s former parent were liquidated during the fourth quarter of 2007. The Company had no marketable securities at December 31, 2007.

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

Based on our review of our present operating properties and other long-lived assets, during the fiscal year ended December 31, 2007, we recorded no impairments of our long-lived assets.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Revenues for the year ended December 31, 2007 were $29,784 as compared to $34,583 for the year ended December 31, 2006. Revenues for both years were generated from oil and gas revenues from our working interest in the Adcock Farms #1 well.

If the Company is successful in its efforts to acquire HOG and THG or other oil and gas properties or operations, oil and gas revenues are expected to increase sharply following any such acquisition.  There is no assurance, however, as to when, if ever, the Company will be able to complete the acquisition of HOG, THG or any other properties or companies.

Lease Operating Expenses. Lease operating expenses were $20,755 and $23,781 for 2007 and 2006, respectively. The lease operating expenses were associated with the Adcock Farms #1 well.

Lease operating expenses are anticipated to increase significantly if any of the aforementioned planned acquisitions occur.

Other Income.  We had no income classified as “other income” during the 2007 year. Other income of $10,392 for 2006 related to the settlement of certain claims with a21 pursuant to which the Company received shares of a21 common stock.  Other income recorded reflected the fair value of the shares received in the settlement net of associated costs.

General and Administrative Expenses.  General and administrative expense increased from $65,032 for 2006 to $599,446 for 2007. The increase in general and administrative expense in 2007 related principally to the incurrence of costs to facilitate our planned acquisition of HOG and THG, including compensation expenses to attract and retained personnel to support those efforts.  For the year ended December 31, 2007, we incurred a total of $463,027 in compensation related expenses. Of this amount, $127,027 related to accrued salaries due our two executive officers pursuant to employment agreements dated in October 2007. These agreements provide for salaries beginning in September 2007 that are being deferred and accrued until receipt by the Company of funding in the amount of at least $25 million. The Company also issued 2,500,000 shares of our common stock, valued at $300,000, in connection with the hiring of Andy Clifford to serve as president and to lead our efforts to develop and implement an acquisition program pursuant to which the Company intends to acquire and develop oil and gas properties within the United States. The remaining compensation of $36,000 was incurred for the value of common stock issued to members of the board of directors for their services. We incurred $32,511 in accounting fees and $64,775 in legal fees in 2007. Of this amount $48,000 was the fair value of 400,000 shares of our common stock issued to two law firms as consideration for business, litigation and general legal advisory services. During the 2006 period we incurred general and administrative expense attributable to the issuance of an aggregate of 75,000 shares of common stock as compensation for the services of the Company’s independent directors and its advisory director. These services were valued at $33,000.

If the Company is successful in its efforts to acquire HOG and THG or other oil and gas properties or companies, general and administrative expenses are expected to increase sharply following the completion of those acquisitions.

Interest Expense.  Interest expense on the loans from shareholder increased from $44,965 for the year ended December 31, 2006 to $51,205 for the year ended December 31, 2007.  The increase in interest expense was attributable to the continuing accrual of interest on advances from the Company’s principal shareholder.

In connection with the Company’s efforts to acquire HOG and THG or other oil and gas properties or companies, assuming the acquisitions are completed as presently contemplated, the Company anticipates that its interest expense will increase sharply to reflect interest on acquisition debt and debt associated with operating credit facilities.

Realized and Unrealized Holding Losses.  Upon the liquidation of its marketable securities during the fourth quarter of 2007, the Company incurred $10,391 in realized losses and $46,346 in unrealized losses.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $26,859 and a working capital deficit of $1,182,096 at December 31, 2007 as compared to a cash balance of $8,443 and a working capital balance of $7,918 at December 31, 2006.  Included in current assets and the calculation of working capital are “available for sale” securities in the amount of $56,738 at December 31, 2006. The working capital deficit at December 31, 2007 reflected accrued expenses and accounts payable attributable to the hiring of personnel and efforts associated with the planned acquisitions of HOG and THG and included $482,942 in current debt due to related parties while the related party debt of $407,751 at December 31, 2006 was classified as long-term debt.

The Company, at and for the period ended December 31, 2007, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

In connection with the Company’s planned acquisition of HOG, THG or other oil and gas properties and/or companies, the Company anticipates that it will be required to pay a substantial portion of the purchase price in cash.  The Company presently lacks the capital resources to pay such purchase price of any anticipated acquisition and expects to be required to seek funding to pay the purchase price through the issuance of a combination of equity and debt.  There is no assurance that the Company will be successful in its efforts to secure the required funding to complete any planned acquisition or that the terms of any such funding will be acceptable.  The Company also expects to incur substantial costs associated with any acquisitions and the relating funding.  If the Company is unable to secure funding to pay the cash portion of the purchase price of any planned acquisition, to pay associated transaction costs and to provide working capital to support operations going forward, the Company will be unable to complete those acquisitions and will have incurred substantial transaction expenses for which the Company presently lacks funds to pay.

The Company has accumulated losses since inception totaling $3,674,031. Financing for the Company’s activities to date has been provided primarily by loans from its majority shareholder. The Company’s ability to achieve a level of profitable operations and/or additional financing raises substantial doubt about the Company’s ability to continue as a going concern. Management plans are to continue the development of its principal operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Liabilities

At December 31, 2007, the Company had accounts payable balances of $598,986 primarily for services incurred in connection with the planned acquisition of HOG and THG. The December 31, 2006 accounts payable totaled $57,263. The Company had debt of $482,942 at December 31, 2007 owed to the Company’s principal shareholder as compared to $407,751 at December 31, 2006. Loans from the Company’s principal shareholder bear interest at 12.5% and are to be repaid from proceeds from operations as they become available.  The change in debt was attributable to the additional interest accrued on the loans. In addition, at December 31, 2007, the Company had a contingent liability of $127,027 for accrued and deferred compensation due to our two executive officers pursuant to their employment agreements. These agreements provide for salaries beginning in September 2007 that are being deferred and accrued until receipt by the Company of funding in the amount of at least $25 million.

Capital Expenditures and Commitments

During the year ended December 31, 2007, the Company made no capital expenditures and, at December 31, 2007, the Company had no capital commitment obligations.

As noted, the Company’s plans to acquire HOG and THG or other oil and gas properties and/or companies will require substantial funds to pay the purchase price, acquisition costs and to provide working capital to support operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2007.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 7.

FINANCIAL STATEMENTS

Our financial statements, together with the independent accountants’ reports thereon of Malone & Bailey PC and Robnett & Company, LLP, appear immediately after the signature page of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 8, 2007, (the Company dismissed Robnett & Co., LP (“R&C”) as the Company’s independent registered public accounting firm.  On the same date, the Company appointed Malone & Bailey, PC (“M&B”) as the Company’s new independent certifying accountants.

The decision to dismiss R&C and appoint M&B was recommended and approved by the Company’s board of directors.

R&C’s reports on the financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that each of those reports was modified with respect to uncertainty regarding the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the dismissal of R&C, there were no disagreements with R&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of R&C, would have caused R&C to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company’s two most recent fiscal years and any subsequent interim period preceding the dismissal of R&C, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

Prior to the engagement of M&B, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with M&B regarding the type of audit opinion which might be rendered on the Company’s financial statements and no oral or written report was provided by M&B.

ITEM 8A(T).

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, we conducted an evaluation under the supervision and with the participation of our management, including our CEO who also serves as our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management of the company assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. Management’s assessment identified the following material weakness in the company’s internal control over financial reporting:

•

we continue to lack adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting functions, as our chief executive officer also serves as our chief financial officer and serves as our only internal accounting and financial reporting personnel and, as such, performs all internal accounting and financial reporting functions in conjunction with part-time outside consultants.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described above, management believes that, as of December 31, 2007, we did not maintain effective internal control over financial reporting based on those criteria.

We have no current plans, however, to add accounting or financial reporting personnel and, accordingly, expect to continue to lack segregation of accounting, financial reporting and oversight functions.  As operations increase in scope, we intend to evaluate hiring additional in-house accounting personnel so as to provide for appropriate segregation of duties within the accounting function.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Name

Age

Position

Thomas F. Cooke

59

Chief Executive Officer and Director

Andrew C. Clifford

53

President and Director

Kevin M. Smith

63

Director

Rex H. White

75

Director

Marvin Chronister

57

Director

The following is a biographical summary of the business experience of the present directors and executive officers of the Company:

Thomas F. Cooke co-founded the Company in 1990 and has served as our president, chief executive officer and chairman since 1996.  In addition to his service as an officer of the Company, Mr. Cooke has been self-employed as an independent oil and gas producer for more than 20 years.

Andrew C. Clifford was appointed to the positions of president and a director in October 2007. He is a petroleum geologist/geophysicist with over 28 years of experience in domestic and international oil and gas exploration and production.  Mr. Clifford’s broad experience includes providing professional geological services on prospects throughout the United States and around the world as an independent consultant, as Vice President of Exploration for BHP Petroleum and as a Senior Geophysicist for BHP Petroleum, Kuwait Foreign Petroleum and Esso Exploration.  Prior to joining the Company, Mr. Clifford was a co-founder and Executive Vice President of Aurora Gas, LLC, an independent gas developer and producer with gas production operations in Cook Inlet, Alaska.  Mr. Clifford holds a B.Sc, with honors, in Geology with Geophysics from London University and is a frequent speaker and published author on a variety of energy industry topics. Mr. Clifford served as an advisory director to the Company from June 2006 until his appointment as a director.

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

Marvin Chronister was appointed as a director and Chairman of the Audit Committee in October 2007. He has over 30 years of corporate finance and operations experience in the energy, oilfield services and manufacturing industries.  Mr. Chronister’s broad experience includes service, from 2004 to 2006, as Practice Director of Jefferson Wells, a management consulting firm, where he was responsible for providing management consulting services in the areas of finance and accounting, service, from 2003 to 2004, as an independent consultant to the energy industry focused on corporate finance, M&A consulting, SEC reporting and Sarbanes-Oxley implementation, service, from 1990 to 2003, as Managing Director of Corporate Finance of Deloitte & Touche, providing corporate finance and related consulting services to a broad range of industries with global responsibility for the energy industry, and service as investment banker in the energy group of both Kidder Peabody and Company, from 1988 to 1990, and Merrill Lynch, from 1987 to 1988.

The Company’s directors serve for a term of one year or until their successors are elected by the shareholders.

Advisory Director

On October 8, 2007, the Company appointed J.W. “Bill” Rhea as an advisory director. Mr. Rhea has over 32 years of business, financial and petroleum engineering experience in all phases of the upstream oil and gas industry, onshore and offshore, both domestically and internationally on four continents. Mr. Rhea is a second-generation oil and gas businessman and, in addition to serving in senior management and chief executive roles in several independent oil and gas companies (public and private), has also been a consultant to industry.  Mr. Rhea is steeply versed in the prospect generation and assembly process using state of the art remote sensing and focusing technologies coupled with more traditional 2D and 3D seismic technologies to assemble, drill, and develop world class prospects.  Over his career, Mr. Rhea has also worked on acquisitions, mergers, and divestitures of oil and gas assets and companies.  Mr. Rhea is currently the President and Chief Executive Officer of privately-held Gulf Energy Exploration Corp. of Austin, Texas.

Board Committees

The Company recently created an audit committee. Upon creation of the audit committee, the Company appointed Marvin Chronister, a director, as Chairman of the Audit Committee. The Company believes that Mr. Chronister is qualified as a financial expert. The Company does not currently have any other committees.

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, the Company’s directors, its executive officers, and any person holding more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates during fiscal year 2007.  To the Company’s knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2007. In making these disclosures, the Company has relied solely on copies of reports provided to the Company.

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

ITEM 10.

EXECUTIVE COMPENSATION

Named Executive Officers

The following table sets forth in summary form the compensation earned during 2007 by the Company’s named executive officers. There was no compensation paid in 2006 to the Company’s Chief Executive Officer or any other officers or employees of the Company:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in PensionValue and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas Cooke, CEO	2007 2006	64,590 —	— —	— —		— —	— —	— —	— —	64,590 —
Andy Clifford, President	2007 2006	62,437 —	— —	300,000 —	(2)	— —	— —	— —	— —	362,437 —

(1)

Represents accrued but unpaid compensation as of December 31, 2007, pursuant to employment agreements effective in September 2007. The accrued compensation will only be paid if the Company has received new equity and/or debt funding of at least $25 million within one year.

(2)

Represents the fair value of common stock issued to Mr. Clifford pursuant to the Employment Agreement and a Stock Grant Agreement, Mr. Clifford was granted 2.5 million shares of common stock on signing of the Employment Agreement.  2,000,000 of the shares are restricted and are subject to forfeiture on termination of Mr. Clifford’s employment if, on that date (1) the Company has not completed the acquisition of oil and gas properties and interests with an aggregate value of at least $25 million during Mr. Clifford’s employment, or (2) Mr. Clifford is not continuing in his service as President of the Company on the first anniversary of the commencement of his employment.

Employment Agreements

On October 9, 2007, the Company entered into an Employment Agreement with Thomas F. Cooke, the Company Chairman and Chief Executive Officer, pursuant to which Mr. Cooke will continue to serve in those positions for a term of three years. Mr. Cooke will draw an annual salary of $180,000 and will begin participating in all of the Company’s then existing executive benefit programs, with salary beginning to accrue as of September 1, 2007 and being deferred and accrued until receipt by the Company of funding in the amount of at least $25 million (a “Funding”).

The Company has entered into an Employment Agreement with Andy Clifford pursuant to which Mr. Clifford will serve as President for a period of three years subject to the Company’s right to terminate the agreement if the Company has not received new equity and/or debt Funding of at least $25 million within one year.  Mr. Clifford will draw an annual salary of $180,000 and will begin participating in all of the Company’s then existing executive benefit programs, with salary beginning to accrue as of September 5, 2007 and being deferred and accrued until completion of a Funding. Pursuant to the Employment Agreement and a Stock Grant Agreement, Mr. Clifford was granted 2.5 million shares of stock on signing of the Employment Agreement.  2,000,000 of the Shares are restricted and are subject to forfeiture on termination of Mr. Clifford’s employment if, on that date (1) the Company has not completed the acquisition of oil and gas properties and interests with an aggregate value of at least $25 million during Mr. Clifford’s employment, or (2) Mr. Clifford is not continuing in his service as President of the Company on the first anniversary of the commencement of his employment.

2006 Employee and Consultant Stock Plan

In January 2006, the Company’s Board of Directors adopted the Saratoga Resources, Inc. 2006 Employee and Consultant Stock Plan (the “Stock Plan”).

Pursuant to the Stock Plan, 1,200,000 shares of common stock were reserved for issuance to employees and consultants as compensation for past or future services or the attainment of goals.  In October 2007, the Stock Plan was amended to increase the shares reserved thereunder to 2,525,000.

The Stock Plan is administered by the Board of Directors subject to the right of the Board of Directors to appoint a committee of the Board of Directors to administer the same.

Directors

The following table sets forth the compensation paid to directors during 2007:

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Kevin Smith	0	3,000	0	0	0	0	3,000
Rex White	0	3,000	0	0	0	0	3,000
Marvin Chronister	0	27,000	0	0	0	0	27,000

(1)

During 2007, the Company issued 25,000 shares of common stock to each to its three non-employee directors as compensation for service as directors. In addition, The Board of Directors also approved a recommendation of the Stock Plan Administration Committee to grant to Mr. Chronister 5,000 shares of common stock under the Plan as compensation for his service as Chairman of the Audit Committee of the Board of Directors and to make quarterly grants in the future of 5,000 shares for so long as Mr. Chronister continues to serve as Chairman of the Audit Committee.

Advisory Director Stock Grant

On October 8, 2007, the Company appointed J.W. “Bill” Rhea as an advisory director and issued to Mr. Rhea 25,000 shares of common stock for his advisory services.

Other than the issuance of the shares, the Company currently pays no compensation for service of directors.  The Company may consider payment of certain amounts to attract the services of independent directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2008, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of the Company's Common Stock held by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class
Thomas F. Cooke (3)(4)	6,145,422	57.7%
Andrew C. Clifford (4)(5)	2,638,598	24.8%
Kevin Smith (6)	253,643	2.4%
Rex H. White	50,000	*
Marvin Chronister	30,000	*

All directors and officers as a group (5 persons)	9,117,663	85.6%

_________

*

Less than 1%.

(1)

Unless otherwise indicated, each beneficial owner has both sole voting and sole investment power with respect to the shares beneficially owned by such person, entity or group. The number of shares shown as beneficially owned include all options, warrants and convertible securities held by such person, entity or group that are exercisable or convertible within 60 days of March 31, 2008.

(2)

The percentages of beneficial ownership as to each person, entity or group assume the exercise or conversion of all options, warrants and convertible securities held by such person, entity or group which are exercisable or convertible within 60 days, but not the exercise or conversion of options, warrants and convertible securities held by others shown in the table.

(3)

Includes 109,148 shares held by June Cooke, Mr. Cooke’s spouse, of which Mr. Cooke disclaims beneficial ownership. Includes 150,000 shares held in the name of Lobo Resources, Inc. which is controlled by Mr. Cooke. Mr. Cooke’s address is 1304 Alta Vista Ave., Austin, TX 78704.

(4)

Address is c/o Saratoga Resources, Inc., 2304 Hancock Drive, Suite 5, Austin, Texas.

(5)

Includes 6,173 shares held by his spouse in a SEP-IRA and 7,425 shares held by his SEP-IRA. Includes 2,500,000 shares held by CPK Resources, LLC of which Mr. Clifford is the principal officer and owner. 2,000,000 of the shares held by CPK Resources are subject to forfeiture on termination of Mr. Clifford's employment if, on that date, (1) Saratoga Resources has not completed the acquisition of oil and gas properties and interests with an aggregate value of at least $25 million during Mr. Clifford's employment, or (2) Mr. Clifford is not continuing in his service as President of Saratoga Resources on October 8, 2008.

(6)

Includes 20,000 shares held by Sandra Smith, Mr. Smith’s spouse, of which Mr. Smith disclaims beneficial ownership.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2007, Saratoga owed Mr. Cooke, the principal shareholder, $474,513, which includes $232,251 of accrued interest and owed Mr. Clifford, Saratoga’s President, $8,429 for his funding of acquisition expenses.  The indebtedness to the principle shareholder bears interest at 12.50% and is payable on demand.

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

10.2

Letter Agreement, dated March 22, 1999, between Saratoga Resources, Inc. and DBX Geophysical Corporation. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.3

Letter Agreement, dated June 21, 1999, between Saratoga Resources, Inc., Ivy Oil Company and Trek Oil and Gas, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999)

10.4

Letter Agreement, dated January 3, 2001, between Saratoga Resources, Inc. and Trek Oil and Gas, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000)

10.5

Securities Purchase Agreement between Saratoga Resources, Inc. and Thomas F. Cooke. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.6

Promissory Note, dated July 31, 2005, payable to Thomas F. Cooke. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.7

Amendment No. 1 to 2006 Employee and Consultant Stock Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2007)

10.8

Employment Agreement, dated October 9, 2007, between Thomas Cooke and Saratoga Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 11, 2007)

10.9

Employment Agreement, dated October 8, 2007, between Andy Clifford and Saratoga Resources, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 11, 2007)

10.10

Stock Grant Agreement, dated October 8, 2007, between Andy Clifford and Saratoga      Resources, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 11, 2007)

10.11

Purchase and Sale Agreement, dated October 18, 2007, between Saratoga Resources, Inc., Harvest Oil & Gas, LLC, Barry Ray Salsbury, Brian Carl Albrecht and Shell Sibley. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 22, 2007)

10.12

Purchase and Sale Agreement, dated October 24, 2007, between Saratoga Resources, Inc., The Harvest Group, LLC, Barry Ray Salsbury, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell and Carolyn Monica Greer. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 25, 2007)

10.13

First Amendment to Purchase and Sale Agreement, dated December 14, 2007, between Saratoga Resources, Inc., Harvest Oil & Gas, LLC, Barry Ray Salsbury, Brian Carl Albrecht and Shell Sibley. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 17, 2007)

10.14

First Amendment to Purchase and Sale Agreement, dated December 14, 2007, between Saratoga Resources, Inc., The Harvest Group, LLC, Barry Ray Salsbury, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell and Carolyn Monica Greer. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 17, 2007)

10.15

Second Amendment to Purchase and Sale Agreement, dated January 18, 2008, between Saratoga Resources, Inc., Harvest Oil & Gas, LLC, Barry Ray Salsbury, Brian Carl Albrecht and Shell Sibley. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 22, 2008)

10.16

Second Amendment to Purchase and Sale Agreement, dated January 18, 2008, between Saratoga Resources, Inc., The Harvest Group, LLC, Barry Ray Salsbury, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell and Carolyn Monica Greer. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 22, 2008)

10.1

Third Amendment to Purchase and Sale Agreement, dated February 18, 2008, between Saratoga Resources, Inc., Harvest Oil & Gas, LLC, Barry Ray Salsbury, Brian Carl Albrecht and Shell Sibley. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 19, 2008)

10.2

Third Amendment to Purchase and Sale Agreement, dated February 18, 2008, between Saratoga Resources, Inc., The Harvest Group, LLC, Barry Ray Salsbury, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell and Carolyn Monica Greer. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 19, 2008)

14.1

Code of Ethics for CEO and Senior Financial Officers. (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

21.1

List of subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

23.1*

Consent of Malone & Bailey, PC

23.2*

Consent of Robnett & Co., LLP

31.1*

Section 302 Certifications

32.1*

Section 906 Certifications

*

Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2007 and fees billed for other services rendered by that firm during those periods.

	2007	2006
Audit fees (1)	$31,610	$8,614
Audit related fees
Tax fees
All other fees
Total	$31,610	$8,614

(1)

Audit fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by in connection with statutory and regulatory filings or engagements.

The Company’s board established an Audit Committee and appointed Mr. Chronister as the Audit Committee Chairman upon his appointment to the board on October 30, 2007. The policy of the Company’s board Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA RESOURCES, INC.
Dated: May 13, 2008
	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Cooke	Chairman, Chief Executive Officer and Director	May 13, 2008
Thomas F. Cooke	(Principal Executive Officer and Principal Financial Officer)

/s/ Andy Clifford	President and Director	May 13, 2008
Andy Clifford

/s/ Marvin Chronister	Director	May 13, 2008
Marvin Chronister

 Report of Independent Registered Public Accounting Firm

To the Board of Directors

Saratoga Resources, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheet of Saratoga Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2006, before the restatement described in Note 7, were audited by other auditors whose report, dated February 24, 2007 and January 3, 2008, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saratoga Resources, Inc. and Subsidiaries, as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 7 that were applied to restate the 2006 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Malone & Bailey, PC

www.malone-bailey.com

 Houston, Texas

February 13, 2008

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

Robnett & Co., LP

Austin, Texas

February 24, 2007

Except for the removal of Note 5 and the going concern provision in the Auditor’s report, the date as to which is:

January 3, 2008

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS	December 31, 2007	December 31, 2006
Current assets:
Cash	$26,859	$8,443
Available-for-sale securities	-	56,738
	26,859	65,181
Fixed assets:
Furniture and equipment	26,688	26,688
Accumulated depreciation	(26,487)	(26,136)
	201	552

Other assets - Acquisition Costs	567,903	-

Total assets	$594,963	$65,732

LIABILITIES AND STOCKHOLDERS’ CAPITAL

Current liabilities:
Accounts payable & other accrued liabilities	$598,986	$57,263
Contingent liability - employee compensation	127,027	-
Due to related parties	482,942	407,751
	1,208,955	465,014

Stockholders’ capital:
Preferred stock, $0.001 par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,645,292 shares issued and outstanding	10,645	7,540
Additional paid-in capital	3,049,394	2,568,499
Accumulated deficit	(3,674,031)	(3,021,667)
Accumulated other comprehensive income (loss)	-	46,346
	(613,992)	(399,282)

Total liabilities and stockholders’ capital	$594,963	$65,732

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2007 and 2006

	2007	Restated 2006
REVENUES:
Oil and gas sales	$29,784	$34,583
Other	-	10,392
	29,784	44,975

COSTS AND EXPENSES:
Lease operating expense	20,755	23,781
Depreciation	351	351
General and administrative	599,446	65,032
Interest expense	51,205	44,965
Realized loss on marketable securities	10,391	-
	682,148	134,129

Net loss	$(652,364)	$(89,154)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding gains (losses) arising during the period, net of reclassification adjustment	(46,346)	(21,059)

Comprehensive (loss)	$(698,710)	$(110,213)

Basic and diluted loss per share:	$(0.08)	$(0.01)

Weighted-average number of common shares outstanding	8,242,098	7,169,460

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' CAPITAL

For the Years Ended December 31, 2007 and 2006

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Amount	Shares	Capital	Deficit	Income (loss)	Total
January 1, 2006	$3,465	3,465,292	$2,489,499	$(2,932,513)	$67,405	$(372,144)

Common stock issued for cash and debt	4,000	4,000,000	46,000			50,000

Common stock issued for services	75	75,000	33,000			33,075

Net loss	-	-	-	(89,154)	-	-

Unrealized losses on securities	-	-	-	-	(21,059)	-

Comprehensive loss	-	-	-	-	-	(110,213)

December 31, 2006	7,540	7,540,292	2,568,499	(3,021,667)	46,346	(399,282)

Common stock issued for cash and debt	100	100,000	99,900			100,000

Common stock issued for compensation and services	3,005	3,005,000	380,995			384,000

Net loss	-	-	-	(652,364)	-	(652,364)

Unrealized losses on securities, net of reclassification adjustment	-	-	-	-	(46,346)	(46,346)

Total Comprehensive loss	-	-	-	-	-	(698,710)

December 31, 2007	$10,645	10,645,292	$3,049,394	$(3,674,031)	$(0)	$(613,992)

See notes to financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006

	2007	2006
		Restated
Cash flows from operating activities:
Net loss	$(652,364)	$(89,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	351	351
Non-cash compensation expense	384,000	-
Increase in due to related parties – accrued interest	-	-
Decrease (increase) in other assets	10,391	(10,391)
Decrease (increase) in prepaid expenses	-	-
Increase in contingent liability	127,027	-
Increase in accounts payable	541,723	22,190
	411,128	(77,004)

Cash flows from investing activities:

Acquisition costs capitalized	(567,903)	-
	(567,903)	-

Cash flows from financing activities:
Common stock issued for cash	100,000	83,075
Amounts borrowed from related parties- net	75,191	-
	175,191	83,075

Net increase (decrease) in cash and equivalents	18,416	6,071
Cash and equivalents, beginning of year	8,443	2,372
Cash and equivalents, end of year	$26,859	$8,443

Supplemental Disclosure of Non-Cash Financing Activities:

Per balance sheet	$26,859	$8,443

See notes to financial statements.

Saratoga Resources, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

Note 1.   Organization and Summary of Significant Accounting Policies

Organization

Saratoga Resources, Inc., a Texas corporation was incorporated on July 25, 1990 to engage in the transaction of any and all lawful businesses for which corporations may be incorporated under the Texas Business Corporation Act. Saratoga derives its revenues from a working interest in a single oil and gas property.

Liquidity

Saratoga had a cash balance of approximately $27,000 and a working capital deficit of approximately $1,182,000 at December 31, 2007.

Saratoga during 2007 had limited capital resources and limited operating revenues to support its overhead.  Saratoga is and was dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing Saratoga will be required to substantially limit its activities and may be unable to sustain its operations.

In connection with its pending acquisitions of HOG and THG, as discussed in Note 6, Saratoga must pay an aggregate of $145,000,000 in cash purchase price.  Saratoga presently lacks the capital resources to pay such purchase price and is negotiating to secure funding to pay the purchase price through the issuance of a combination of debt instruments.  There is no assurance that Saratoga will be successful in its efforts to secure the required funding to complete the acquisitions of HOG and THG or that the terms of any such funding will be acceptable.  Saratoga also expects to incur substantial costs associated with the pending acquisitions and the relating funding.  If Saratoga is unable to secure funding to pay associated transaction costs and to provide working capital to support operations going forward, Saratoga will be unable to complete the acquisitions of HOG and THG and will have incurred substantial transaction expenses for which Saratoga presently lacks funds to pay.

Management plans are to continue the development of its principal operations. Should management be unsuccessful in its operating activities, Saratoga may experience material adverse effects.

Use of Estimates

The preparation of Saratoga’s consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Saratoga and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Saratoga considers all investments with maturities of ninety days or less when purchased to be cash equivalents.

Marketable Securities

All marketable securities are classified as available-for-sale. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses, net of tax, are computed on the basis of specific identification and are included as a separate component of stockholders’ equity. Realized gains, realized losses, and declines in value, judged to be other-than-temporary, are included in current earnings (loss). The cost of securities sold is based on the specific identification method.  Until sold in 2007, marketable securities were pledged as security for a prior debt.

Comprehensive (Loss)

We follow the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss represents net loss adjusted for unrealized losses from marketable securities classified as available-for-sale.

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

Revenue Recognition

Oil and gas production revenue is recognized as income as production is extracted and sold.

Income Taxes

Saratoga accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(r), Share-Based Payment, using the modified prospective application transition method. SFAS No. 123(r) eliminates the intrinsic value method under Accounting Principles Board Opinion No. 25 as an alternative method of accounting for share-based compensation arrangements. SFAS No. 123(r) also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of share-based compensation arrangements and clarifies the guidance of SFAS No. 123, Accounting for Stock-Based Compensation, in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

Note 2.   Related Parties

As of December 31, 2007, Saratoga owed Mr. Cooke, the principal shareholder, $474,513, which includes $232,251 of accrued interest and to Mr. Clifford, Saratoga’s President, $8,429 for his funding of acquisition expenses.  The indebtedness to the principle shareholder bears interest at 12.50% and is to be repaid from proceeds from the funding of the Harvest acquisitions.

Note 3.   Income Taxes.

As of December 31, 2007, Saratoga had estimated federal net operating loss carry-forwards approximating $1.6 million.  The net operating losses will expire beginning in 2012, if not utilized.

Utilization of the net operating losses may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation, if applicable, may result in the expiration of net operating losses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Saratoga’s deferred taxes for the years ended December 31, 2007 and 2006 are as follows:

Deferred tax asset (liabilities)	2007	2006
Deferred tax assets (primarily consisting of net operating losses)	551,640	486,731
Valuation allowance for deferred tax assets	(551,640)	(486,731)
Net deferred tax assets (liabilities)	$-0-	$-0-

Note 4.   Common Stock and Share-Based Compensation.

In October 2007, Saratoga issued to seven persons an aggregate of 3,005,000 common shares for services, including 2,500,000 shares issued to Mr. Clifford.  The compensation cost of the issuance of the shares was recognized on the dates of issuance based on the fair value of the shares on each respective date of issuance.

In December 2007, Saratoga issued 100,000 common shares to Andy Clifford, President, for $100,000.

On October 9, 2007, Saratoga changed its 2006 employee and consultant stock plan to increase the shares reserved for issuance by 1,325,000 to a total of 2,525,000 shares.

Note 5.   Commitments and Contingencies.

Saratoga has recorded a contingent liability of $127,027 for accrued salaries and payroll taxes for Mr. Clifford and Mr. Cooke incurred in conjunction with their respective employment agreements. Payment of these liabilities is contingent on Saratoga raising at least $25 million.

The Company pledged equity securities to secure debt of the Predecessor incurred in the Spin-Off.  The amount of the surety is limited to the equity securities held in brokerage accounts pledged as collateral for the debt.

Note 6.   Other assets - Acquisition Costs

Purchase and Sale Agreement – Harvest Oil & Gas, LLC

On October 18, 2007, Saratoga agreed to buy several oil and gas properties subject to financing.  As of December 31, 2007, $567,903 in related acquisition costs have been spent and are shown as an asset pending the transaction closing.

Note 7.   Restatement

Saratoga has restated its previously issued 2006 financial statements for matters related to the presentation of oil and gas revenues and lease operating expenses and realized or unrealized gains or losses on marketable securities.

As restated in the accompanying financial statements:

Oil and gas sales	$34,583
Lease operating expenses	23,781
Net	$10,802

As previously reported for December 31, 2006:

Net gain from participation agreement	$10,802

As restated in the accompanying statements of cash flows:

Net loss	$(89,154)
Increase in other assets	(10,391)
Net	$(99,545)

As previously reported for December 31, 2006:

Net loss	$(110,213)
Decrease in other assets	10,668
Net	$ (99,545)