Form 10-Q
period 2008-03-31
SARATOGA RESOURCES INC /TX
filed 2008-05-20
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:

0-27563

SARATOGA RESOURCES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0314489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2304 Hancock Drive, Suite 5 Austin, Texas	78756
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (512) 478-5717

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated Filer  ☐

             Non-accelerated filer   ☐ (Do not check if smaller reporting company)

Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

As of May 13, 2008 the number of shares of Common Stock, $.001 par value, outstanding was 11,145,292.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION
		PAGE

PART I

ITEM 1.	Financial Statements	3
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	11
ITEM 4T.	Controls and Procedures	11

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
ITEM 6.	Exhibits	12

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2008	December 31, 2007
	(Unaudited)
Current assets:
Cash	$184	$26,859
Account receivable	49,218	19,080
Total current assets	49,402	45,939

Fixed assets:
Furniture and equipment	26,688	26,688
Accumulated depreciation	(26,575)	(26,487)
	113	201

Other assets - Acquisition Costs	1,047,914	567,903

Total assets	$1,097,429	$614,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable & other accrued liabilities	$1,095,778	$618,066
Contingent liability - employee compensation	269,912	127,027
Due to related parties	561,578	482,942
	1,927,268	1,228,035

Stockholders’ deficit:
Preferred stock, $0.001 par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,645,292 shares issued and outstanding	10,645	10,645
Additional paid-in capital	3,049,394	3,049,394
Accumulated deficit	(3,905,645)	(3,674,031)
	(845,606)	(613,992)

Total liabilities and stockholders’ deficit	$1,097,429	$614,043

See notes to unaudited financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	March 31, 2008	Restated March 31, 2007
REVENUES:
Oil and gas sales	$30,920	$6,486
	14,371	6,486

COSTS AND EXPENSES:
Lease operating expense	2,834	1,649
Depreciation	88	88
General and administrative	229,388	12,142
Interest expense	14,457	14,731
	245,985	28,610

Net loss	$(215,847)	$(22,124)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding gains (losses) arising during the period, net of reclassification adjustment	-	6,371

Comprehensive (loss)	$(215,847)	$(15,753)

Basic and diluted loss per share:	$(0.02)	$(0.00)

Weighted-average number of common shares outstanding	10,645,292	7,540,292

See notes to unaudited financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	March 31, 2008	March 31, 2007
		Restated
Cash flows from operating activities:
Net loss	$(215,846)	$(15,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	88	88
Accounts receivable	(49,218)	-
Increase in due to related parties – accrued interest	14,457	14,731
Decrease (increase) in other assets	-	(6,371)
Decrease (increase) in prepaid expenses	-	-
Increase in contingent liability	142,885	-
Increase in accounts payable	16,779	4,677
	(105,312)	(2,628)

Cash flows from financing activities:
Amounts borrowed from related parties- net	78,637	-
	78,637	-

Net increase (decrease) in cash and equivalents	(26,675)	(2,628)
Cash and equivalents, beginning of year	26,859	8,443
Cash and equivalents, end of year	$184	$5,815

See notes to unaudited financial statements.

Saratoga Resources, Inc.

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

NOTE 1. – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Saratoga Resources, Inc., a Texas corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q as promulgated by the Securities and Exchange Commission.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the consolidated financial statements and footnotes, which are included as part of the Company’s Form 10-KSB for the year ended December 31, 2007.

Liquidity and Going Concern

Saratoga had a cash balance of approximately $184 and a working capital deficit of approximately $1,877,866 at March 31, 2008. Saratoga during 2008 had limited capital resources and limited operating revenues to support its overhead. Saratoga is and was dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow. Unless that shareholder continues to provide financing Saratoga will be required to substantially limit its activities and may be unable to sustain its operations. Management plans are to continue the development of its principal operations. Should management be unsuccessful in its operating activities, Saratoga may experience material adverse effects.

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2007 have been reclassified to conform to the 2008 presentation.

NOTE 3. – RESTATEMENTS

Saratoga has restated its previously issued March 31, 2007 financial statements for matters related to the presentation of oil and gas revenues and lease operating expenses.

As restated in the accompanying financial statements:

Oil and gas sales	$ 6,486
Lease operating expenses	1,649
Net	$ 4,837

As previously reported for March 31, 2007:

Net gain from participation agreement	$ 4,837

NOTE 4.   RELATED PARTY TRANSACTIONS

As of March 31, 2008, Saratoga owed Thomas Cooke, the Company’s Chairman, Chief Executive Officer and principal shareholder, $525,365, which includes $246,708 of accrued interest and owed Andy Clifford, the Company’s President, $36,213 for his funding of acquisition expenses.  The indebtedness to the principle shareholder bears interest at 12.50%.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

The Company has recorded a contingent liability of $269,912 for accrued salaries and payroll taxes for Mr. Clifford and Mr. Cooke incurred in conjunction with their respective employment agreements. Payment of these liabilities is contingent on the Company raising at least $25 million.

NOTE 6. OTHER ASSETS - ACQUISITION COSTS

In October 2007, the Company entered into agreements to buy Harvest Oil & Gas, LLC and The Harvest Group, LLC (together, “Harvest”).  As of March 31, 2008, $1,047,914 in related acquisition costs had been incurred and are shown as an asset pending the transaction closing. At March 31, 2008, the purchase agreements relating to Harvest had expired and the Company was in negotiations with the sellers regarding the execution of new purchase agreements to acquire the Harvest companies.

NOTE 7. SUBSEQUENT EVENTS

In April 2008, in connection with financial consulting services rendered by John P. Boylan to the Company, and pursuant to the terms of a Restricted Stock Agreement, 500,000 shares of stock (the “Restricted Shares”) were issued to EJC Ventures, Ltd. on behalf of Mr. Boylan.  One half, or 250,000, of the Restricted Shares are subject to forfeiture unless Mr. Boylan provides an average of at least ten (10) hours of services per week through July 1, 2008.  An additional 250,000 of the Restricted Shares are subject to forfeiture unless Mr. Boylan provides an average of at least ten (10) hours of services per week through January 1, 2009.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include, without limitation, statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our properties and drilling activities and results, our intentions and strategies regarding future acquisitions and sales of properties, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our properties, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations.  These statements are subject to risks and uncertainties that could cause actual results and events to differ materially.  We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Saratoga Resources” refer to Saratoga Resources, Inc., a Texas corporation.

General

Saratoga Resources, Inc. is an oil and gas development, exploration and production company.  The Company’s operations and operating assets are focused in the U.S. gulf coast region.

During the quarter ended March 31, 2008, the Company’s operations were focused on operation of its Adcock Farms No. 1 well and efforts to finance and complete the acquisitions of Harvest Oil & Gas, LLC (“HOG”) and The Harvest Group, LLC (“THG,” and together with HOG, “Harvest”).

Pursuant to its efforts to acquire additional oil and gas properties and/or operations, in October 2007, the Company entered into separate purchase and sale agreements to acquire HOG and THG.  HOG and THG own, manage and operate portfolios of oil and gas interests located in South Louisiana onshore and state waters of the Gulf of Mexico.  During the fourth quarter of 2007 and the first quarter of 2008, the Company devoted substantial time and resources to due diligence, planning, negotiation, drafting and other activities relating to the planned acquisition of HOG and THG, including the financing of the acquisitions.  During the fourth quarter of 2007, the Company also appointed additional directors and consultants and hired an additional executive to facilitate its acquisition efforts.

At March 31, 2008, the purchase agreements with the owners of HOG and THG had expired.  At May 1, 2008, the Company was engaged in ongoing discussions regarding the execution of new purchase agreements to acquire HOG and THG. There is no assurance that the Company will be successful in its efforts to negotiate new purchase and sale agreements with respect to HOG and THG, or any other potential acquisitions.  Moreover, closing of any such purchase and sale is subject to the availability of financing, among other conditions.  The Company presently lacks the financial resources to complete any such acquisition without seller financing or third party financing.  Given the recent downturn in the debt and equity markets, there is no assurance that third party financing will be available to complete any acquisition even if a purchase and sale agreement is entered into.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect the more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in its Form 10-KSB for the year ended December 31, 2007.  As of, and for the quarter ended, March 31, 2008, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues. Revenues for the three months ended March 31, 2008 were $30,920 as compared to $6,486 for the three months ended March 31, 2007. Revenues for both quarters were generated from oil and gas revenues from our working interest in the Adcock Farms #1 well.  The increase in revenues for the quarter was attributable to higher oil prices and the return of the wellbore to more consistent production.

If the Company is successful in its efforts to acquire HOG and THG or other oil and gas properties or operations, oil and gas revenues are expected to increase sharply following any such acquisition.  There is no assurance, however, as to when, if ever, the Company will be able to complete the acquisition of HOG, THG or any other properties or companies.

Lease Operating Expenses. Lease operating expenses were $2,834 and $1,649 for the first quarters of 2008 and 2007, respectively. The lease operating expenses were associated with the Adcock Farms #1 well.  The increase in lease operating expenses was attributable to slight increased cost of maintenance on the wellbore.

Lease operating expenses are anticipated to increase significantly if any of the aforementioned planned acquisitions occur.

General and Administrative Expenses.  General and administrative expense increased from $12,142 for the three months ended March 31, 2007 to $229,388 for the three months ended March 31, 2008. The increase in general and administrative expense in current 2008 quarter related principally to the incurrence of costs to facilitate our planned acquisition of HOG and THG, including compensation expenses to attract and retained personnel to support those efforts. For the three months ended March 31, 2008, we incurred a total of $96,885 in compensation related expenses related to accrued salaries due our two executive officers pursuant to employment agreements dated in October 2007. These agreements provide for salaries beginning in September 2007 that are being deferred and accrued until receipt by the Company of funding in the amount of at least $25 million. We incurred $79,985 in accounting fees and $5,700 in legal fees in quarter ended March 31, 2008. We also incurred $23,581 in travel related expenses incurred with our acquisition efforts. The remaining expenses were incurred for general administrative purposes. For the prior year quarter ended March 31, 2007, we incurred general and administrative expense of $12,142 primarily for accounting and legal services.

If the Company is successful in its efforts to acquire HOG and THG or other oil and gas properties or companies, general and administrative expenses are expected to increase sharply following the completion of those acquisitions.

Interest Expense.  Interest expense on the loans from shareholder were $14,457 and $14,731 for the three months ended March 31, 2008 and 2007, respectively.

In connection with the Company’s efforts to acquire HOG and THG or other oil and gas properties or companies, assuming the acquisitions are completed as presently contemplated, the Company anticipates that its interest expense will increase sharply to reflect interest on acquisition debt and debt associated with operating credit facilities.

Realized and Unrealized Holding Losses.  The Company liquidated its marketable securities during the fourth quarter of 2007 and, thus, had no realized or unrealized holding losses during the quarter ended March 31, 2008. We incurred $6,371 in unrealized gains for the three months ended March 31, 2007.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $184 and a working capital deficit of $1,893,633 at March 31, 2008 as compared to a cash balance of $26,859 and a working capital deficit of $1,182,096 at December 31, 2007. The working capital deficit at March 31, 2008 reflects accrued expenses and accounts payable attributable to the hiring of personnel and efforts associated with the planned acquisitions of HOG and THG and included $561,578 in current debt due to related parties, $269,912 in accrued contingent compensation due our officers pursuant to employment agreements and $1,062,327 in accounts payable and accrued expenses. The working capital deficit at December 31, 2007 included $482,942 in current debt due to related parties, $127,027 in accrued contingent compensation and $598,986 for accounts payable and accrued expenses. These liabilities were mostly incurred in the fourth quarter of 2007 and were also related to our acquisition efforts that began in October 2007.

The Company, at and for the period ended March 31, 2008, had limited capital resources and limited operating revenues to support its overhead.  The Company is, and was, dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.  Unless that shareholder continues to provide financing the Company will be required to substantially limit its activities and may be unable to sustain its operations.

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

The Company has accumulated losses since inception totaling $3,905,645. Financing for the Company’s activities to date has been provided primarily by loans from its majority shareholder. The Company’s ability to achieve a level of profitable operations and/or additional financing raises substantial doubt about the Company’s ability to continue as a going concern. Management plans are to continue the development of its principal operations, including continued efforts to complete the acquisitions of HOG and THG. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

Capital Expenditures and Commitments

During the quarter ended March 31, 2008, the Company made no capital expenditures and, at March 31, 2008, the Company had no capital commitment obligations.

As noted, the Company’s plans to acquire HOG and THG or other oil and gas properties and/or companies will require substantial funds to pay the purchase price, acquisition costs and to provide working capital to support operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2008.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our CEO who also serves as our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded as of March 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2008, in connection with financial consulting services rendered by John P. Boylan to the Company, and pursuant to the terms of a Restricted Stock Agreement, 500,000 shares of stock (the “Restricted Shares”) were issued to EJC Ventures, Ltd. on behalf of Mr. Boylan.  One half, or 250,000, of the Restricted Shares are subject to forfeiture unless Mr. Boylan provides an average of at least ten (10) hours of services per week through July 1, 2008.  An additional 250,000 of the Restricted Shares are subject to forfeiture unless Mr. Boylan provides an average of at least ten (10) hours of services per week through January 1, 2009.

The securities described above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits

Exhibit Number

Name of Exhibit

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SARATOGA RESOURCES, INC.

Dated: May 20, 2008	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman & CEO