Form 10-Q/A
period 2008-03-31
SARATOGA RESOURCES INC /TX
filed 2008-08-14
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Saratoga Resources, Inc. is filing this Amendment to its Form 10-Q for the quarter ended March 31, 2008 (“Form 10-Q”), as filed with the U.S. Securities and Exchange Commission (“SEC”) on May 20, 2008.  This Amendment is being filed solely to correct footing errors and typographical errors appearing in the financial statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

This Form 10-Q/A continues to speak as of the date of the Form 10-Q and no attempt has been made to modify or update disclosures in the original Form 10-Q except as noted above.  This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures, and information not affected by this amendment is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC.  In particular, any forward-looking statements included in this form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.

Accordingly, this amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing date of the original Form 10-Q.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION
		PAGE

PART I

ITEM 1.	Financial Statements	3
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	11
ITEM 4T.	Controls and Procedures	11

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
ITEM 6.	Exhibits	12

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	Restated March 31, 2008	Restated December 31, 2007
	(Unaudited)
Current assets:
Cash	$184	$26,859
Account receivable	49,218	19,080
Total current assets	49,402	45,939

Fixed assets:
Furniture and equipment	26,688	26,688
Accumulated depreciation	(26,575)	(26,487)
	113	201

Other assets - Acquisition Costs	1,047,914	567,903

Total assets	$1,097,429	$614,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable & other accrued liabilities	$1,095,778	$618,066
Contingent liability - employee compensation	269,912	127,027
Due to related parties	561,578	482,942
	1,927,268	1,228,035

Stockholders’ deficit:
Preferred stock, $0.001 par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,645,292 shares issued and outstanding	10,645	10,645
Additional paid-in capital	3,049,394	3,049,394
Accumulated deficit	(3,889,878)	(3,674,031)
	(829,839)	(613,992)

Total liabilities and stockholders’ deficit	$1,097,429	$614,043

See notes to unaudited financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Restated March 31, 2008	Restated March 31, 2007
REVENUES:
Oil and gas sales	$30,920	$6,486
	30,920	6,486

COSTS AND EXPENSES:
Lease operating expense	2,834	1,649
Depreciation	88	88
General and administrative	229,388	12,142
Interest expense	14,457	14,731
	246,767	28,610

Net loss	$(215,847)	$(22,124)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding gains (losses) arising during the period, net of reclassification adjustment	-	6,371

Comprehensive (loss)	$(215,847)	$(15,753)

Basic and diluted loss per share:	$(0.02)	$(0.00)

Weighted-average number of common shares outstanding	10,645,292	7,540,292

See notes to unaudited financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Restated March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(215,847)	$(15,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	88	88
Accounts receivable	(49,218)	-
Increase in due to related parties – accrued interest	14,457	14,731
Decrease (increase) in other assets	-	(6,371)
Decrease (increase) in prepaid expenses	-	-
Increase in contingent liability	142,885	-
Increase in accounts payable	16,780	4,677
	(90,855)	(2,628)

Cash flows from financing activities:
Amounts borrowed from related parties- net	64,180	-
	64,180	-

Net decrease in cash and equivalents	(26,675)	(2,628)
Cash and equivalents, beginning of period	26,859	8,443
Cash and equivalents, end of period	$184	$5,815

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

As restated in the accompanying financial statements:

Oil and gas sales	$ 6,486
Lease operating expenses	1,649
Net	$ 4,837

As previously reported for March 31, 2007:

Net gain from participation agreement	$ 4,837

Saratoga has restated its previously issued March 31, 2008 financial statements for matters related to footing errors.

As restated in the accompanying consolidated statements of operations and comprehensive income:

Total revenues	$30,920
Total expenses	246,767
Net loss	$(215,847)

As previously reported for March 31, 2008:

Total revenues	$14,371
Total expenses	245,985
Net loss	$(215,847)

As restated in the accompanying consolidated statements of cash flows:

Total cash flows from operations	$(90,855)
Amounts borrowed from related parties	64,180
Net decrease in cash and equivalents	$(26,675)

As previously reported for March 31, 2008:

Total cash flows from operations	$(105,312)
Amounts borrowed from related parties	78,637
Net decrease in cash and equivalents	$(26,675)

As restated in the accompanying consolidated balance sheets:

Accumulated deficit	$(3,889,878)
Total stockholders’ deficit	$(829,839)

As previously reported for March 31, 2008:

Accumulated deficit	$(3,905,645)
Total stockholders’ deficit	$(845,606)

Saratoga has restated its previously issued December 31 2007 financial statements for matters related to classification errors.

As restated in the accompanying consolidated balance sheets:

Accounts receivable	$19,080
Accounts payable & other accrued liabilities	$618,066

As previously reported for December 31, 2007:

Accounts receivable	$-
Accounts payable & other accrued liabilities	$598,986

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

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $184 and a working capital deficit of $1,877,866 at March 31, 2008 as compared to a cash balance of $26,859 and a working capital deficit of $1,182,096 at December 31, 2007. The working capital deficit at March 31, 2008 reflects accrued expenses and accounts payable attributable to the hiring of personnel and efforts associated with the planned acquisitions of HOG and THG and included $561,578 in current debt due to related parties, $269,912 in accrued contingent compensation due our officers pursuant to employment agreements and $1,095,778 in accounts payable and accrued expenses. The working capital deficit at December 31, 2007 included $482,942 in current debt due to related parties, $127,027 in accrued contingent compensation and $618,066 for accounts payable and accrued expenses. These liabilities were mostly incurred in the fourth quarter of 2007 and were also related to our acquisition efforts that began in October 2007.

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

The Company has accumulated losses since inception totaling $3,889,878. Financing for the Company’s activities to date has been provided primarily by loans from its majority shareholder. The Company’s ability to achieve a level of profitable operations and/or additional financing raises substantial doubt about the Company’s ability to continue as a going concern. Management plans are to continue the development of its principal operations, including continued efforts to complete the acquisitions of HOG and THG. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects.

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

SARATOGA RESOURCES, INC.

Dated: August 13, 2008	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman & CEO