Form 10-Q
period 2008-06-30
SARATOGA RESOURCES INC /TX
filed 2008-08-14
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☐ Yes  ☒ No

As of August 11, 2008 the number of shares of Common Stock, $.001 par value, outstanding was 16,865,292.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION
		PAGE

PART I

ITEM 1.	Financial Statements	3
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4T.	Controls and Procedures	18

PART II

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 6.	Exhibits	18

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2008	December 31, 2007
	(Unaudited)	Restated
Current assets:
Cash	$15,240	$26,859
Account receivable	4,514	19,080
Total current assets	19,754	45,939

Fixed assets:
Furniture and equipment	26,688	26,688
Accumulated depreciation	(26,663)	(26,487)
	25	201

Other assets - Acquisition Costs	2,456,988	567,903

Total assets	$2,476,767	$614,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable & other accrued liabilities	$2,188,511	$618,066
Contingent liability - employee compensation	396,797	127,027
Due to related parties	646,233	482,942
	3,231,541	1,228,035

Stockholders’ deficit:
Preferred stock, $0.001 par value; 100,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 10,925,292 and 10,645,292 shares issued and outstanding	10,925	10,645
Additional paid-in capital	3,226,266	3,049,394
Accumulated deficit	(3,991,965)	(3,674,031)
	(754,774)	(613,992)

Total liabilities and stockholders’ deficit	$2,476,767	$614,043

See notes to unaudited financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	Restated June 30, 2007	June 30, 2008	Restated June 30, 2007
REVENUES:
Oil and gas sales	$4,189	$2,294	$35,109	$8,780
	4,189	2,294	35,109	8,780

COSTS AND EXPENSES:
Lease operating expense	1,840	918	4,674	2,567
Depreciation	88	88	176	176
General and administrative	89,348	2,176	318,736	14,318
Interest expense	15,000	9,801	29,457	24,532
	106,276	12,983	353,043	41,593

Net loss	$(102,087)	$(10,689)	$(317,934)	$(32,813)

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized holding gains (losses) arising during the period, net of reclassification adjustment	-	(31,576)	-	(25,205)

Comprehensive (loss)	$(102,087)	$(42,265)	$(317,934)	$(58,018)

Basic and diluted loss per share:	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted-average number of common shares outstanding	10,925,292	7,540,292	10,786,065	7,540,292

See notes to unaudited financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(317,934)	$(32,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	176	176
Non-cash compensation expense	107,500	-
Non-cash value of warrants issued	69,652	-
Changes in working capital:
Increase in due to related parties – accrued interest	29,457	24,532
Decrease (increase) in accounts receivable	14,566	-
Increase in contingent liability	269,770	-
Increase in accounts payable	1,570,445	5,480
	1,743,632	(2,625)

Cash flows from investing activities:
Acquisition costs capitalized	(1,889,085)	-
	(1,889,085)	-

Cash flows from financing activities:
Amounts borrowed from related parties- net	133,834	-
	133,834	-

Net decrease in cash and equivalents	(11,619)	(2,625)
Cash and equivalents, beginning of period	26,859	8,443
Cash and equivalents, end of period	$15,240	$5,818

See notes to unaudited financial statements.

Saratoga Resources, Inc.

Notes to Consolidated Financial Statements

June 30, 2008

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

Liquidity and Going Concern

Saratoga had a cash balance of approximately $15,240 and a working capital deficit of approximately $3,211,787 at June 30, 2008. Saratoga during 2008 had limited capital resources and limited operating revenues to support its overhead. Saratoga is and was dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow. Unless that shareholder continues to provide financing Saratoga will be required to substantially limit its activities and may be unable to sustain its operations. Management plans are to continue the development of its principal operations. Should management be unsuccessful in its operating activities, Saratoga may experience material adverse effects. See “Note 8. Subsequent Events – Harvest Acquisitions,” “- Wayzata Credit Agreement”, and “- Macquarie Credit Agreement.”

NOTE 2. - CHANGES IN PRESENTATION

Certain financial presentations for the periods presented for 2007 have been reclassified to conform to the 2008 presentation.

NOTE 3. – RESTATEMENTS

Saratoga has restated its previously issued June 30, 2007 financial statements for matters related to the presentation of oil and gas revenues and lease operating expenses.

As restated in the accompanying financial statements for the three months ended June 30, 2007:

Oil and gas sales	$2,294
Lease operating expenses	918
Net	$1,376

As previously reported for June 30, 2007:

Net gain from participation agreement	$1,376

As restated in the accompanying financial statements for the six months ended June 30, 2007:

Oil and gas sales	$8,780
Lease operating expenses	2,567
Net	$6,213

As previously reported for June 30, 2007:

Net gain from participation agreement	$6,213

Saratoga has restated its previously issued December 31 2007 financial statements for matters related to classification errors.

As restated in the accompanying consolidated balance sheets:

Accounts receivable	$19,080
Accounts payable & other accrued liabilities	$618,066

As previously reported for December 31, 2007:

Accounts receivable	$-
Accounts payable & other accrued liabilities	$598,986

NOTE 4.   RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, Saratoga’s principal officers advanced funds, or paid costs on behalf of Saratoga, in the amount of $133,834. As of June 30, 2008, Saratoga owed Thomas Cooke, the Company’s Chairman, Chief Executive Officer and principal shareholder, $601,456, which includes $261,708 of accrued interest and owed Andy Clifford, the Company’s President, $44,777 for his funding of acquisition expenses. The indebtedness to the principle shareholder bears interest at 12.50%.

NOTE 5.   COMMITMENTS AND CONTINGENCIES

The Company has recorded a contingent liability of $396,797 for accrued salaries and payroll taxes for Mr. Clifford and Mr. Cooke incurred in conjunction with their respective employment agreements. Payment of these liabilities is contingent on the Company raising at least $25 million. See “Note 8. Subsequent Events – Renewal and Extension of Shareholder Loan and Accrued Salaries of Officers.”

NOTE 6.   OTHER ASSETS - ACQUISITION COSTS

In October 2007, the Company entered into agreements to buy Harvest Oil & Gas, LLC and The Harvest Group, LLC (together, “Harvest”).  As of June 30, 2008, $2,456,988 in related acquisition costs had been incurred and are shown as an asset pending the transaction closing. At June 30, 2008, the purchase agreements relating to Harvest had expired and the Company was in negotiations with the sellers regarding the execution of new purchase agreements to acquire the Harvest companies.  See “Note 8. Subsequent Events – Harvest Acquisitions.”

NOTE 7.   EQUITY ISSUANCES

In April 2008, in connection with financial consulting services rendered to the Company, and pursuant to the terms of a Stock Agreement, 500,000 shares of stock (the “Shares”) were issued.  One half, or 250,000, of the Shares are subject to forfeiture unless the consultant provides an average of at least ten (10) hours of services per week through July 1, 2008.  These shares were valued at $0.40 per share at the date of issuance and became vested as of July 1, 2008. An additional 250,000 of the Shares are subject to forfeiture unless the consultant provides an average of at least ten (10) hours of services per week through January 1, 2009.

The 250,000 of Shares for services to be rendered through January 1, 2009 were forfeited on July 1, 2008 when consulting contract was cancelled.

In May 2008, we issued 30,000 shares of common stock to a director as compensation for services. These shares were valued at $0.25 per share at the date of issuance.

In May 2008, we issued warrants to purchase an aggregate of 280,000 shares of common stock to two law firms as an inducement to provide services.  The warrants are exercisable at $0.17 per share, with respect to 30,000 warrants, and $0.25 per share with respect to 250,000 warrants. These shares were valued using the Black-Scholes model with the following assumptions: a term of 5 years, a discount rate of 3.12% for both warrants and a stock price on measurement date of $0.24 per share for 30,000 warrants and $0.25 per share for the remaining 250,000 warrants.

NOTE 8.   SUBSEQUENT EVENTS

Harvest Acquisitions

In July 2008, the Company entered into (1) a Fourth Amendment to Purchase and Sale Agreement (the “Harvest Oil PSA Amendment”) with Harvest Oil & Gas, LLC (“Harvest Oil”) and Barry Ray Salsbury, Salsbury Foundation, Brian Carl Albrecht and Shell Sibley, the owners of Harvest Oil, and (2) a Fourth Amendment to Purchase and Sale Agreement (the “Harvest Group PSA Amendment”) with The Harvest Group, LLC (“Harvest Group”, and together with Harvest Oil, the “Harvest Companies”) and Barry Ray Salsbury, Salsbury Foundation, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell and Carolyn Monica Greer, the owners of Harvest Group.

Each of the Harvest Oil PSA Amendment and the Harvest Group PSA Amendment reinstated the original Purchase and Sale Agreements between the Company and Harvest Oil and Harvest Group (the original Purchase and Sale Agreements being referred to, respectively, as the “Original Harvest Oil PSA” and the “Original Harvest Group PSA” and, as amended, the “Amended Harvest Oil PSA” and the “Amended Harvest Group PSA” and, collectively, the “Harvest PSAs”) and extended the closing date under the Harvest PSAs to July 14, 2008.

The Harvest Oil PSA Amendment provided for an amended purchase price of Harvest Oil consisting of (1) $84,546,400 in cash and (2) 3,920,000 shares of common stock.

The Harvest Group PSA Amendment provided for an amended purchase price of Harvest Group consisting of (1) $21,136,600 in cash and (2) 980,000 shares of common stock.

On July 14, 2008, pursuant to the Harvest PSAs, the Company acquired (the “Harvest Acquisitions”) all of the equity interests in Harvest Oil and Harvest Group.

The Harvest Companies are independent oil and natural gas companies engaged in the production, development, and exploitation of natural gas and crude oil properties, together covering an estimated 33,000 gross acres (30,000 net) across 11 fields in the state waters of Louisiana. In connection with the Harvest Acquisitions, the Company entered into employment agreements with, or otherwise retained the services of, the management and certain key employees of the Harvest Companies.

As consideration for the membership interests in the Harvest Companies, the Company paid to the former members of the Harvest Companies a combined purchase price of $105,683,000 in cash and issued 4.9 million shares of common stock.  The cash portion of the purchase price included $33,650,818 and $30,000,000 paid by the Harvest Companies to pay a note payable to Macquarie Bank Limited and to obtain a release of a net profits interest and an overriding royalty interest in the properties of the Harvest Companies held by Macquarie Bank Limited and its affiliates (together, “Macquarie”), respectively, which amounts the Company paid directly to Macquarie on behalf of the Harvest Companies at closing. Of the 4.9 million shares of common stock issued in the acquisitions, 3.3 million shares were issued directly to Macquarie pursuant to an agreement between Macquairie and the members of the Harvest Companies relating to the release of the net profits interest and overriding royalty interest held by Macquarie.  Prior to the Harvest Acquisitions, there existed no material relationship between the Harvest Companies and the Company or any of its affiliates, or any of its directors or officers, or any associates of its directors or officers.

The cash portion of the purchase price payable in connection with the Harvest Acquisitions was paid from borrowings under the Wayzata Credit Agreement and the Revolving Credit Agreement (see “—Wayzata Credit Agreement” and “—Revolving Credit Agreement” below).

Wayzata Credit Agreement

In conjunction with the acquisition of Harvest Oil and Harvest Group, on July 14, 2008, the Company entered into a Credit Agreement (the “Wayzata Credit Agreement”) with Wayzata Investment Partners, LLC (“Wayzata”) pursuant to which Wayzata, or other lenders (together, the “Wayzata Lenders”), agreed to provide loans in an amount up to, and did loan, $97,500,000 to fund the acquisition of the Harvest Companies.

Pursuant to the terms of the Wayzata Credit Agreement, the Company granted to the Wayzata Lenders a second lien on substantially all of the Company’s assets, and each of its subsidiaries, including the Harvest Companies, agreed to guaranty all amounts owing under the Wayzata Credit Agreement.

Loans made under the Wayzata Credit Agreement bear interest at 20% per annum and are due and payable in monthly installments of interest only with the principal being due and payable in full on July 14, 2011.

Pursuant to the terms of the Wayzata Credit Agreement, the Company issued to the Wayzata Lenders a warrant to purchase 805,515 shares of common stock exercisable for a period of five years at a price of $0.01 per share. These warrants were valued at $2,054,039 at the date of issuance and will impact the effective interest rate.

The Wayzata Credit Agreement includes normal covenants and credit conditions and is subject to the terms of an Intercreditor Agreement with the Company and Macquarie Bank Limited.

Macquarie Credit Agreement

In conjunction with the acquisition of Harvest Oil and Harvest Group, on July 14, 2008, the Company entered into a Credit Agreement (the “Revolving Credit Agreement”) with Macquarie pursuant to which the Company assumed and restated the existing Macquarie credit facilities of the Harvest Companies and Macquarie, or other lenders (together, the “Revolving Credit Lenders”), agreed to provide a revolving credit loan facility in an amount up to $25,000,000.  Simultaneous with execution of the Revolving Credit Agreement, the Company borrowed $12,528,878 under the revolving credit facilities to pay amounts due with respect to the acquisition of the Harvest Companies and related transaction costs.  Additionally, letters of credit of the Harvest Companies, totaling $11.5 million, remained outstanding following the acquisition and reduce available borrowing under the revolving credit facility.

Pursuant to the terms of the Revolving Credit Agreement, the Company granted to the Macquarie Lenders a first lien on substantially all of the Company’s assets, and each of its subsidiaries, including the Harvest Companies, agreed to guaranty all amounts owing under the Revolving Credit Agreement.

Loans made under the Revolving Credit Agreement are subject to borrowing base requirements and bear interest at varying rates based on percentage usage of the borrowing base and margins ranging from 2.25% to 2.75% over the applicable LIBOR Rate, as defined in the Revolving Credit Agreement, and 0.75% to 1.25% over the applicable prime rate.  Interest on the revolving credit facility is due monthly with respect to prime rate based loans and at the end of each applicable interest period with respect to Eurodollar loans.  Loans under the Revolving Credit Agreement mature on April 1, 2011.

Pursuant to the terms of the Revolving Credit Agreement, the Company will pay $30,000 per year in administrative fees, letter of credit fees equal to the then applicable LIBOR margin payable to the lenders plus a fronting fee of 12.5 basis points and commitment fees and expenses of 50 basis points on the unused portion of the borrowing base under the Revolving Credit Agreement. These fees will have an impact on interest expense and the effective interest rate.

The Revolving Credit Agreement includes normal covenants and credit conditions and is subject to the terms of the Intercreditor Agreement with the Company and the Wayzata Lenders.

Renewal and Extension of Shareholder Loan and Accrued Salaries of Officers

In conjunction with the acquisition of the Harvest Companies and the related financing, at closing, the Company repaid $100,000 of advances from Thomas Cooke, the Company’s Chairman, Chief Executive Officer and principal shareholder.  The balance owing to Mr. Cooke, totaling $463,412, plus accrued salary in the amount of $157,500, was renewed and extended pursuant to a Subordinated Promissory Note, providing for payment of equal monthly installments of $17,247.55, including interest at 10% per annum, over three years.

Accrued salary in the amount of $157,500 owed to Andy Clifford, the Company’s President was renewed and extended pursuant to a Subordinated Promissory Note providing for payment of equal monthly installments of $4,375, including interest at 10%, over three years.

Employment Agreement and Stock Grant

In connection with the Harvest Acquisition, on July 14, 2008, the Company appointed Barry Salsbury as President of the Company’s principal operating subsidiaries, Harvest Oil & Gas LLC and The Harvest Group, LLC.

Mr. Salsbury co-founded and, since 2004, served as President of the Harvest Companies.

The Company entered into an employment agreement and restricted stock agreement with Mr. Salsbury. Under the terms of Mr. Salsbury’s employment agreement, Mr. Salsbury will serve as President of the Harvest Companies for a term of three years and will receive a base salary of $165,000 per year plus participation in the Company’s executive benefit programs.  Under the terms of a restricted stock agreement, Mr. Salsbury was issued 500,000 shares of common stock, of which 200,000 shares are subject to forfeiture in the event that Mr. Salsbury is not continuing in his service as President of the Harvest Companies on January 14, 2009 and 200,000 shares are subject to forfeiture in the event that Mr. Salsbury is not continuing in his service as President of the Harvest Companies on July 14, 2009.

Other Equity Issuances

In July 2008, the Company agreed to issue 540,000 shares of common stock to 8 other employees of the Harvest Companies as an inducement for their continuing services following the Harvest Acquisition.

In July 2008, the Company granted a warrant to a consultant to acquire 5,000 shares of common stock for $1.75 per share.  The warrant expires July 29, 2013.

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

General

Saratoga Resources, Inc. is an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of natural gas and crude oil properties. Since 1996, and before our completion of the Harvest Acquisitions (as defined below) in July 2008, the Company’s operations and operating assets were limited to (1) ownership of a working interest in the Red Hawk Fusselman and Red Hawk Mississippian fields, including the Adcock Farms No. 1 well, in Dawson County, Texas, (2) rights in approximately 27 square miles of 3D seismic data in the area including the Company’s Dawson County well, (3) a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region, (4) a 50% working interest in a 160 acre leasehold, running through October 2009, in Dawson County, Texas, adjoining the Adcock Farms No. 1 well site, and (5) pursuit of various potential business opportunities, both within and outside of the oil and gas industry.

In October 2007, Saratoga entered into separate Purchase and Sale Agreements, each as amended, to acquire all the membership interests of Harvest Oil & Gas, LLC and The Harvest Group, LLC (the “Harvest Acquisitions”), and in July 2008 we completed the Harvest Acquisitions. Following completion of the Harvest Acquisitions, we are currently focused on exploration, exploitation, and development of natural gas and crude oil in the state waters of Louisiana. Our properties provide us with a valuable reserve base, an extensive portfolio of lower-risk drilling opportunities and a proved reserve commodity mix that is 67% natural gas and 33% oil.

Currently, our principal properties cover an estimated 33,000 gross acres (30,000 net), substantially all of which are held by production without near-term lease expirations, across 11 fields in the state waters of Louisiana. We own working interests in our properties ranging from 25% to 100%, with our average working interest on a net acreage leasehold basis being approximately 95%. Our net revenue interests in our properties range from 18% to 82%, with our average net revenue interest on a net acreage leasehold basis being approximately 70%. We operate over 92% of the wells that comprise our PV-10, enabling us to more effectively manage our operating costs, capital expenditures and the timing and method of development of our properties. We plan to implement an active development program to exploit these opportunities. Most of our properties offer multiple stacked reservoir objectives with substantial behind pipe potential. We have identified multiple prospects on our acreage and intend to initiate an aggressive development program to exploit these opportunities. We believe this development program will enable us to significantly grow our reserves, production and cash flow.

As of January 1, 2008 and giving effect to the Harvest Acquisitions, based on reserve reports prepared by Collarini Associates, independent petroleum engineers, we had 67.3 Bcfe of proved reserves, of which 67% were natural gas and 46% were proved developed. The PV-l0 of these proved reserves as of that date were $304.1 million. Our average daily net production for December 2007 was 16.4 MMcfe/d, of which 65% was oil.

Harvest Acquisitions

In July 2008, we acquired (the “Harvest Acquisitions”) all of the membership interest in Harvest Oil & Gas, LLC (“HOG”) and The Harvest Group, LLC (“THG” and, together with HOG, the “Harvest Companies”).

As consideration for the membership interests in the Harvest Companies, we paid to the former members of the Harvest Companies a combined purchase price of $105,683,000 in cash and issued 4.9 million shares of our common stock.  The cash portion of the purchase price included $33,650,818 and $30,000,000 paid by the Harvest Companies to pay a note payable to Macquarie Bank Limited (“Macquarie”) and to obtain a release of a net profits interest and an overriding royalty interest in the properties of the Harvest Companies held by Macquarie and its affiliates, respectively, which amounts we paid directly to Macquarie on behalf of the Harvest Companies at closing. Of the 4.9 million shares of common stock issued in the acquisitions, 3.3 million shares were issued directly to Macquarie pursuant to an agreement between Macquairie and the members of the Harvest Companies relating to the release of the net profits interest and overriding royalty interest held by Macquarie.

In conjunction with the Harvest Acquisitions, and to finance the acquisitions and post-acquisition operations, in July 2008, we entered into a Credit Agreement (the “Wayzata Credit Agreement”) with Wayzata Investment Partners, LLC (“Wayzata”) and a separate Credit Agreement (the “Revolving Credit Agreement”) with Macquarie.  We borrowed $97,500,000 under the Wayzata Credit Agreement and approximately $12,528,878 under the Revolving Credit Agreement to pay the purchase price of the Harvest Acquisitions and associated costs.

Wayzata Credit Agreement

In conjunction with the Harvest Acquisitions, on July 14, 2008, we entered into the Wayzata Credit Agreement  pursuant to which Wayzata, or other lenders (together, the “Wayzata Lenders”), agreed to provide loans to us in an amount up to, and did loan to us, $97,500,000 to be used to fund the acquisition of the Harvest Companies.

Pursuant to the terms of the Wayzata Credit Agreement, we granted to the Wayzata Lenders a second lien on substantially all of our assets, and each of our subsidiaries, including the Harvest Companies, agreed to guaranty all amounts owing under the Wayzata Credit Agreement.

Loans made under the Wayzata Credit Agreement bear interest at 20% per annum and are due and payable in monthly installments of interest only with the principal being due and payable in full on July 14, 2011.

Pursuant to the terms of the Wayzata Credit Agreement, we issued to the Wayzata Lenders a warrant to purchase 805,515 shares of our common stock exercisable for a period of five years at a price of $0.01 per share.

The Wayzata Credit Agreement includes normal covenants and credit conditions and is subject to the terms of an Intercreditor Agreement with us and Macquarie Bank Limited.

Macquarie Credit Agreement

In conjunction with the Harvest Acquisitions, on July 14, 2008, we entered into the Revolving Credit Agreement pursuant to which we assumed and restated the existing Macquarie credit facilities of the Harvest Companies and Macquarie, or other lenders (together, the “Revolving Credit Lenders”), agreed to provide a revolving credit loan facility in an amount up to $25,000,000.  Simultaneous with execution of the Revolving Credit Agreement, we borrowed $12,528,878 under the revolving credit facilities to pay amounts due with respect to the acquisition of the Harvest Companies and related transaction costs. Additionally, letters of credit of the Harvest Companies, totaling $11.5 million, remained outstanding following the acquisition and reduce available borrowing under the revolving credit facility.

Pursuant to the terms of the Revolving Credit Agreement, we granted to the Macquarie Lenders a first lien on substantially all of our assets, and each of our subsidiaries, including the Harvest Companies, agreed to guaranty all amounts owing under the Revolving Credit Agreement.

Loans made under the Revolving Credit Agreement are subject to borrowing base requirements and bear interest at varying rates based on percentage usage of the borrowing base and margins ranging from 2.25% to 2.75% over the applicable LIBOR Rate, as defined in the Revolving Credit Agreement, and 0.75% to 1.25% over the applicable prime rate.  Interest on the revolving credit facility is due monthly with respect to prime rate based loans and at the end of each applicable interest period with respect to Eurodollar loans.  Loans under the Revolving Credit Agreement mature on April 1, 2011.

Pursuant to the terms of the Revolving Credit Agreement, we will pay certain administrative fees, letter of credit fees and other fees and expenses in connection with maintenance and advances under the Revolving Credit Agreement.

The Revolving Credit Agreement includes normal covenants and credit conditions and is subject to the terms of the Intercreditor Agreement with us and the Wayzata Lenders.

Renewal and Extension of Shareholder Loan and Accrued Salaries of Officers

In conjunction with the Harvest Acquisitions and the related financing, at closing, the Company repaid $100,000 of advances from Thomas Cooke, the Company’s Chairman, Chief Executive Officer and principal shareholder.  The balance owing to Mr. Cooke, totaling $463,412, plus accrued salary in the amount of $157,500, was renewed and extended pursuant to a Subordinated Promissory Note, providing for payment of equal monthly installments of $17,247.55, including interest at 10% per annum, over three years.

Accrued salary in the amount of $157,500 owed to Andy Clifford, the Company’s President was renewed and extended pursuant to a Subordinated Promissory Note providing for payment of equal monthly installments of $4,375, including interest at 10%, over three years.

Employment Agreement and Stock Grant

In connection with the Harvest Acquisitions, on July 14, 2008, the Company appointed Barry Salsbury as President of the Company’s principal operating subsidiaries, Harvest Oil & Gas LLC and The Harvest Group, LLC.

Mr. Salsbury co-founded and, since 2004, has served as President of the Harvest Companies. Mr. Salsbury continues to serve as President of the Harvest Companies and will be responsible for Louisiana Gulf Coast operations of the Company. Prior to founding the Harvest Companies, Mr. Salsbury served as Well Abandonment Manager of ChevronTexaco from 2002 to 2004 and Chief Operating Office for Benterra Corporation (a wholly owned Chevron subsidiary) from 2002 to 2004. Mr. Salsbury is a petroleum engineer with more than 22 years experience in domestic oil and gas exploration and production. Mr. Salsbury’s broad experience includes engineering, drilling, production operations, environmental and safety, and abandonment operations.

The Company entered into an employment agreement and restricted stock agreement with Mr. Salsbury.  Under the terms of Mr. Salsbury’s employment agreement, Mr. Salsbury will serve as President of the Harvest Companies for a term of three years and will receive a base salary of $165,000 per year plus participation in the Company’s executive benefit programs. Under the terms of a restricted stock agreement, Mr. Salsbury was issued 500,000 shares of common stock, of which 200,000 shares are subject to forfeiture in the event that Mr. Salsbury is not continuing in his service as President of the Harvest Companies on January 14, 2009 and 200,000 shares are subject to forfeiture in the event that Mr. Salsbury is not continuing in his service as President of the Harvest Companies on July 14, 2009.

Other Equity Issuances

In April 2008, in connection with financial consulting services rendered to the Company, and pursuant to the terms of a Restricted Stock Agreement, 500,000 shares of stock (the “Restricted Shares”) were issued.  One half, or 250,000, of the Restricted Shares are subject to forfeiture unless the consultant provides an average of at least ten (10) hours of services per week through July 1, 2008.  An additional 250,000 of the Restricted Shares are subject to forfeiture unless the consultant provides an average of at least ten (10) hours of services per week through January 1, 2009. The 250,000 of Restricted Shares for services to be rendered through January 1, 2009 were forfeited on July 1, 2008 when consulting contract was cancelled.

In May 2008, the Company issued 30,000 shares of common stock to a director as compensation for services.

In May 2008, the Company issued warrants to purchase an aggregate of 280,000 shares of common stock to two law firms as an inducement to provide services.  The warrants are exercisable at $0.17 per share, with respect to 30,000 warrants, and $0.25 per share with respect to 250,000 warrants.

In July 2008, the Company agreed to issue 540,000 shares of common stock to 8 other employees of the Harvest Companies as an inducement for their continuing services following the Harvest Acquisitions.

In July 2008, the Company granted a warrant to a consultant to acquire 5,000 shares of common stock for $1.75 per share.  The warrant expires July 29, 2013.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect the more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in its Form 10-KSB for the year ended December 31, 2007.  As of, and for the six months ended, June 30, 2008, there have been no material changes or updates to the Company’s critical accounting policies.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues. Revenues for the three months ended June 30, 2008 were $4,189 as compared to $2,294 for the three months ended June 30, 2007. Revenues for both quarters were generated from oil and gas revenues from our working interest in the Adcock Farms #1 well.  The increase in revenues for the quarter was attributable to higher oil prices and the return of the wellbore to more consistent production.

With the successful Harvest Acquisitions in July 2008, oil and gas revenues are expected to increase sharply following the acquisitions.

Lease Operating Expenses. Lease operating expenses were $1,840 and $918 for the second quarters of 2008 and 2007, respectively. The lease operating expenses were associated with the Adcock Farms #1 well.  The increase in lease operating expenses was attributable to slight increased cost of maintenance on the wellbore.

Lease operating expenses are anticipated to increase significantly with the Harvest Acquisitions.

General and Administrative Expenses.  General and administrative expense increased from $2,176 for the three months ended June 30, 2007 to $89,348 for the three months ended June 30, 2008. The increase in general and administrative expense in current 2008 quarter related principally to the incurrence of costs to facilitate our planned acquisition of HOG and THG, including compensation expenses to attract and retain personnel to support those efforts. For the three months ended June, 2008, we incurred a total of $96,885 in compensation related expenses related to accrued salaries due our two executive officers pursuant to employment agreements dated in October 2007. These agreements provide for salaries beginning in September 2007 that are being deferred and accrued until receipt by the Company of funding in the amount of at least $25 million. General and administrative expenses reflect a credit in the amount of $42,976 associated with the capitalization of accounting fees as acquisition costs that were previously expensed. For the prior year quarter ended June 30, 2007, we incurred general and administrative expense of $2,176 primarily for accounting and legal services.

General and administrative expenses are expected to increase sharply following the completion of the Harvest Acquisitions.

Interest Expense.  Interest expense on the loans from shareholder were $15,000 and $9,801 for the three months ended June 30, 2008 and 2007, respectively.

In connection with the Harvest Acquisitions, the Company’s interest expense will increase sharply to reflect interest on acquisition debt and debt associated with operating credit facilities.

Realized and Unrealized Holding Losses.  The Company liquidated its marketable securities during the fourth quarter of 2007 and, thus, had no realized or unrealized holding gains or losses during the quarter ended June 30, 2008. We incurred $31,576 in unrealized losses for the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenues. Revenues for the six months ended June 30, 2008 were $35,109 as compared to $8,780 for the six months ended June 30, 2007. Revenues for both six month periods were generated from oil and gas revenues from our working interest in the Adcock Farms #1 well.  The increase in revenues for the quarter was attributable to higher oil prices and the return of the wellbore to more consistent production.

Lease Operating Expenses. Lease operating expenses were $4,674 and $2,567 for the first six months of 2008 and 2007, respectively. The lease operating expenses were associated with the Adcock Farms #1 well. The increase in lease operating expenses was attributable to slight increased cost of maintenance on the wellbore.

General and Administrative Expenses.  General and administrative expense increased from $14,318 for the six months ended June 30, 2007 to $318,736 for the six months ended June 30, 2008. The increase in general and administrative expense in current 2008 period related principally to the incurrence of costs to facilitate our planned acquisition of HOG and THG, including compensation expenses to support those efforts. For the six months ended June, 2008, we incurred a total of $193,770 in compensation related expenses related to accrued salaries due our two executive officers pursuant to employment agreements dated in October 2007. We also incurred $7,500 in non-cash director compensation charges for the issuance of shares. We incurred $37,009 in accounting fees and $9,600 in legal fees for the six months ended June 30, 2008. Travel expenses related to the acquisitions totaled $28,839 for the current six month period. The remaining expenses were incurred for general administrative purposes. For the prior year six month period ended June 30, 2007, we incurred general and administrative expense of $14,318 primarily for accounting and legal services.

Interest Expense.  Interest expense on the loans from shareholder were $29,457 and $24,532 for the three months ended June 30, 2008 and 2007, respectively.

Realized and Unrealized Holding Losses.  The Company liquidated its marketable securities during the fourth quarter of 2007 and, thus, had no realized or unrealized holding gains or losses during the six months ended June 30, 2008. We incurred $25,205 in unrealized losses for the six months ended June 30, 2007.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $15,240 and a working capital deficit of $3,211,787 at June 30, 2008 as compared to a cash balance of $26,859 and a working capital deficit of $1,182,096 at December 31, 2007. The working capital deficit at June 30, 2008 reflects accrued expenses and accounts payable attributable to the hiring of personnel and efforts associated with the planned acquisitions of HOG and THG and included $646,233 in current debt due to related parties, $396,797 in accrued contingent compensation due our officers pursuant to employment agreements and $2,188,511 in accounts payable and accrued expenses. The working capital deficit at December 31, 2007, included $482,942 in current debt due to related parties, $127,027 in accrued contingent compensation and $618,066 for accounts payable and accrued expenses. These liabilities were mostly incurred in the fourth quarter of 2007 and were also related to our acquisition efforts that began in October 2007.

The Company, at and for the period ended June 30, 2008, had limited capital resources and limited operating revenues to support its overhead.  The Company was dependent upon its principal shareholder to provide financing to support operations and ongoing cost control measures to minimize negative cash flow.

With the completion of the Harvest Acquisitions and related financing facilities, we believe that our cash requirements over the next twelve months will be met by revenues from operations and borrowings under our senior secured revolving credit facility.

Debt.

As part of the Harvest Acquisitions, we assumed and amended the existing credit facility of HOG and THG with Macquarie, entered into the Wayzata Credit Agreement pursuant to which we borrowed $97.5 million and borrowed $12.5 million under the Macquirie Revolving Credit Agreement. The amounts owing under the prior credit facilities of HOG and THG with Macquarie were repaid in full from proceeds of the Harvest Acquisitions.

The Revolving Credit Agreement provides for reserve-based loans of up to $25 million (including up to $13 million which will be available toward outstanding letters of credit), is secured by a first priority security interest in, and first lien on, substantially all of our assets and matures in 2011.  Loans under the revolving credit facility are subject to borrowing base requirements and bear interest at varying rates based on percentage of borrowing base and margins ranging from 2.25% to 2.75% over the applicable LIBOR rate or 0.75% to 1.25% over the applicable prime rate.  Interest on the revolving credit facility is due monthly with respect to prime rate based loans and at the end of each applicable interest period with respect to Eurodollar loans.

Outstanding letters of credit totaling approximately $11.5 million will continue under the new revolving credit facility and will reduce amounts available to be drawn thereunder.

The $97.5 million term credit facility is secured by a second lien on substantially all of our assets and matures on July 14, 2011. Loans under the facility bear interest at 20% per annum.  Interest is due in monthly installments and the principal is due in full at maturity.

In conjunction with the Harvest Acquisitions and the related financing, at closing, the Company repaid $100,000 of advances from Thomas Cooke, the Company’s Chairman, Chief Executive Officer and principal shareholder.  The balance owing to Mr. Cooke, totaling $463,412, plus accrued salary in the amount of $157,500, was renewed and extended pursuant to a Subordinated Promissory Note, providing for payment of equal monthly installments of $17,247.55, including interest at 10% per annum, over three years.

Accrued salary in the amount of $157,500 owed to Andy Clifford, the Company’s President was renewed and extended pursuant to a Subordinated Promissory Note providing for payment of equal monthly installments of $4,375, including interest at 10%, over three years.

Capital Expenditures and Commitments

During the six months ended June 30, 2008, the Company made no capital expenditures and, at June 30, 2008, the Company had no capital commitment obligations.

As previously noted, the Harvest Acquisitions required substantial funds to pay the purchase price and acquisition costs and the Company will need to provide working capital to support future operations.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2008.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we conducted an evaluation under the supervision and with the participation of our management, including our CEO who also serves as our CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to company management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management concluded as of June 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2008, we issued 30,000 shares of common stock to a director as compensation for services.

In May 2008, we issued warrants to purchase an aggregate of 280,000 shares of common stock to two law firms as an inducement to provide services.  The warrants are exercisable at $0.17 per share, with respect to 30,000 warrants, and $0.25 per share with respect to 250,000 warrants.

All of the foregoing shares were issued without general advertising or solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

The securities described above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SARATOGA RESOURCES, INC.

Dated: August 14, 2008	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman & CEO