Form 10-Q
period 2008-09-30
SARATOGA RESOURCES INC /TX
filed 2008-11-19
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number:

0-27563

SARATOGA RESOURCES, INC.

(Exact name of registrant as specified in its charter)

TEXAS	76-0314489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500 San Felipe, Suite 675 Houston, Texas	77063
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (713) 914-8017

2304 Hancock Drive, Suite 5

Austin, TX  78756

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

☐ Yes  ☒ No

As of November 12, 2008 the number of shares of Common Stock, $.001 par value, outstanding was 16,875,292.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,727,721	$26,859
Accounts receivable	4,362,721	-
Drilling advances	61,789	-
Prepaid expenses and other	1,887,440	-
Deferred taxes	197,854	-
Total current assets	20,237,525	26,859

Property and equipment:
Oil and gas properties (successful efforts method)	148,053,543	-
Other	357,683	26,688
	148,411,226	26,688
Less: Accumulated depreciation, depletion and amortization	(4,650,148)	(26,487)
Total property and equipment, net	143,761,078	201

Other assets, net	5,811,448	567,903
Total assets	$169,810,051	$594,963
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,243,147	$598,986
Severance tax payable	793,701	-
Revenue payable	864,849	-
Accrued liabilities	2,833,835	127,027
Short-term notes payable	1,285,914	-
Due to related parties	-	482,942
Current portion of long-term debt - related party	259,488	-
Deferred taxes	4,500,219	-
Derivative liabilities	1,601,231	-
Total current liabilities	14,382,384	1,208,955

Long-term liabilities
Long-term debt, net of discount of $1,911,422	108,117,456	-
Long-term debt - related party	475,678	-
Derivative liabilities	12,107,774	-
Asset retirement obligation	13,784,346	-
Total long-term liabilities	134,485,254	-

Commitment and contingencies (see notes)

Stockholders' equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized 16,865,292 and 10,645,292 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	16,865	10,645
Additional paid-in capital	18,692,495	3,049,394
Retained earnings (deficit)	2,233,053	(3,674,031)

Total stockholders' equity (deficit)	20,942,413	(613,992)
Total liabilities and stockholders' equity	$169,810,051	$594,963

See notes to unaudited financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Crude oil, condensate and natural gas liquids	$10,626,472	$-	$10,626,472	$-
Natural gas	1,924,465	16,220	1,959,574	25,000

Total revenues	12,550,937	16,220	12,586,046	25,000

Operating Expense:
Lease operating expense	3,598,214	13,625	3,602,888	16,740
Depreciation, depletion and amortization	5,194,983	88	5,194,983	263
General and administrative	1,643,854	18,599	1,962,590	32,625
Taxes other than income	1,424,576	-	1,424,576	-

Total operating expenses	11,861,627	32,312	12,185,037	49,628

Operating income (loss)	689,310	(16,092)	401,009	(24,628)

Other income (expenses):
Commodity derivative income, net	12,855,560	-	12,855,560	-
Other income	526,839	-	526,839	-
Interest income	37,945	-	37,945	-
Interest expense	(4,645,655)	(13,360)	(4,675,112)	(37,892)

Total other income (expense)	8,774,689	(13,360)	8,745,232	(37,892)

Net income (loss) before income taxes	9,463,999	(29,452)	9,146,241	(62,520)

Income tax provision:
Current	560,007	-	560,007	-
Deferred	2,679,150	-	2,679,150	-

Net income (loss)	$6,224,842	$(29,452)	$5,907,084	$(62,520)

Net income (loss) per share:
Basic	$0.41	$(0.01)	$0.48	$(0.01)

Diluted	$0.36	$(0.01)	$0.45	$(0.01)

Weighted average number of common shares outstanding:
Basic	15,183,205	7,540,292	12,254,701	7,540,292

Diluted	17,058,426	7,540,292	13,199,147	7,540,292

See notes to unaudited financial statements.

Saratoga Resources, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,907,084	$(62,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	5,194,983	263
Amortization of debt issuance costs	200,059	-
Amortization of long-term debt discount	142,643	-
Commodity derivative income	(14,618,555)	-
Stock-based compensation	930,600	-
Deferred taxes	2,679,150	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,088,722	-
Increase in advances receivable	(61,789)	-
Decrease in prepaid and other	21,095	-
Increase (decrease) in accounts payable	(1,536,043)	7,127
Decrease in severance tax payable	(181,369)	-
Decrease in revenue payable	(1,830,419)	-
Increase in accrued liabilities	1,565,856	-

Net cash provided (used) in operating activities	10,502,017	(55,130)

Cash flows from investing activities:
Additions to oil and gas property	(619,027)	-
Acquisition of Harvest Companies, net of $3,063,000 cash	(103,652,560)	-
Other	(284,731)	-

Net cash used in investing activities	(104,556,318)	-

Cash flows from financing activities:
Repayment of short-term notes payable	(418,189)	-
Proceeds from debt borrowings	110,028,878	-
Proceeds from debt borrowings - related party	735,166	47,284
Repayment of debt borrowings - related party	(482,942)	-
Debt issuance cost	(2,107,750)	-

Net cash provided by financing activities	107,755,163	47,284

Net increase (decrease) in cash and cash equivalents	13,700,862	(7,846)

Cash and cash equivalents - beginning of period	26,859	8,443

Cash and cash equivalents - end of period	$13,727,721	$597

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,302,953	$-
Cash paid for income taxes	-	-

Non-cash investing and financing activities:
Common stock issued in connection with Harvest acquisition	12,495,000	-

See notes to unaudited financial statements.

Saratoga Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

(Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

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

Organization

Saratoga Resources, Inc. (“Saratoga”) is an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of natural gas and crude oil properties. Since 1996, and before our completion of the Harvest Acquisitions (as defined below) in July 2008, the Company’s operations and operating assets were limited to (1) ownership of a working interest in the Red Hawk Fusselman and Red Hawk Mississippian fields, including the Adcock Farms No. 1 well, in Dawson County, Texas, (2) rights in approximately 27 square miles of 3D seismic data in the area including the Company’s Dawson County well, (3) a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region, and (4) a 50% working interest in a 160 acre leasehold, running through October 2009, in Dawson County, Texas, adjoining the Adcock Farms No. 1 well site.

The financial statements included herein contain the financial information for Saratoga for all periods presented and only the operations of the Harvest companies from July 14, 2008, the date of acquisition.

Harvest Acquisitions

On July 14, 2008, the Company acquired (the “Harvest Acquisitions”) all of the equity interests in Harvest Oil & Gas, LLC (“Harvest Oil”) and the Harvest Group, LLC (“Harvest Group,” and together with Harvest Oil, the “Harvest Companies”).

The Harvest Companies were independent oil and natural gas companies engaged in the production, development, and exploitation of natural gas and crude oil properties, together covering approximately 33,000 gross acres (30,000 net) across 11 fields in the state waters of Louisiana. In connection with the Harvest Acquisitions, the Company entered into employment agreements with, or otherwise retained the services of, the management and certain key employees of the Harvest Companies.

As consideration for the membership interests in the Harvest Companies, the Company paid to the former members of the Harvest Companies a combined purchase price of $105,683,000 in cash and issued 4.9 million shares of common stock. The cash portion of the purchase price included $33,650,818 and $30,000,000 paid by the Harvest Companies to pay a note payable to Macquarie Bank Limited and to obtain a release of a net profits interest and an overriding royalty interest in the properties of the Harvest Companies held by Macquarie Bank Limited and its affiliates (together, “Macquarie”), respectively, which amounts the Company paid directly to Macquarie on behalf of the Harvest Companies at closing. Of the 4.9 million shares of common stock issued in the acquisitions, 3.3 million shares were issued directly to Macquarie pursuant to an agreement between Macquarie and the members of the Harvest Companies relating to the release of the net profits interest and overriding royalty interest held by Macquarie.  Prior to the Harvest Acquisitions, there existed no material relationship between the Harvest Companies and the Company or any of its affiliates, or any of its directors or officers, or any associates of its directors or officers.

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

The Wayzata Credit Agreement includes normal covenants and credit conditions and is subject to the terms of an Intercreditor Agreement with the Company and Macquarie Bank Limited.  The Company is not in violation of any covenants that have not been waived by its lender.

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

Pursuant to the terms of the Revolving Credit Agreement, the Company granted to the Revolving Credit Lenders a first lien on substantially all of the Company’s assets, and each of its subsidiaries, including the Harvest Companies, agreed to guaranty all amounts owing under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes normal covenants and credit conditions and is subject to the terms of the Intercreditor Agreement with the Company and the Wayzata Lenders.  The Company is not in violation of any covenants that have not been waived by its lender.

Renewal and Extension of Shareholder Loan and Accrued Salaries of Officers

In conjunction with the acquisition of the Harvest Companies and the related financing, at closing, the Company repaid $100,000 of advances from Thomas Cooke, the Company’s Chairman, Chief Executive Officer and principal shareholder.  The balance owing to Mr. Cooke, totaling $463,412, plus accrued salary in the amount of $157,500, was renewed and extended pursuant to a Subordinated Promissory Note, providing for payment of equal monthly installments of $17,248, plus interest at 10% per annum, over three years.

Accrued salary in the amount of $157,500 owed to Andy Clifford, the Company’s President was renewed and extended pursuant to a Subordinated Promissory Note providing for payment of equal monthly installments of $4,375, plus interest at 10%, over three years.

Employment Agreement and Stock Grant

In connection with the Harvest Acquisition, on July 14, 2008, the Company appointed Barry Salsbury as President of the Company’s principal operating subsidiaries, Harvest Oil and Harvest Group.

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

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term include the determination of depreciation, depletion and amortization, plugging and abandonment liabilities, and the valuation of oil and gas property.

REVENUE RECOGNITION

The Company recognizes oil and gas revenue from its interests in producing wells as the oil and gas is sold.  Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. The Company recognizes revenue related to gas balancing agreements based on the entitlement method. The Company’s net imbalance position at September 30, 2008, was immaterial.

DERIVATIVE INSTRUMENTS

Effective July 1, 2008, Saratoga discontinued its application of hedge accounting to all commodity derivatives. As a result of this change, both realized and unrealized gains and losses on derivative instruments are recognized in earnings on the consolidated statement of income under the caption “Commodity derivative income (expense).”  Settlements of derivative contracts are included in operating cash flows on our consolidated statement of cash flows.

As of July 1, 2008, Saratoga adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) FASB Interpretation (FIN) No. 39-1, "Amendment of FASB Interpretation No. 39," (FSP FIN No. 39-1) which effectively amends FIN No. 39, "Offsetting of Amounts Related to Certain Contracts." FSP FIN No. 39-1 permits the netting of fair values of derivative assets and liabilities for financial reporting purposes, if such assets and liabilities are with the same counterparty and subject to a master netting arrangement. Saratoga has elected to employ net presentation of derivative assets and liabilities when FSP FIN No. 39-1 conditions are met. FSP FIN No. 39-1 also requires that when derivative assets and liabilities are presented net, the fair value of the right to reclaim collateral assets (receivable) or the obligation to return cash collateral (payable) is also offset against the net fair value of the corresponding derivative.   The Company routinely exercises its contractual right to net realized gains against realized losses when settling with its swap and option counterparties.

CONCENTRATION OF CREDIT RISK

The Company’s accounts receivable relate primarily to the sale of natural gas and crude oil.  Credit terms, typical of industry standards, are of a short-term nature and generally do not require collateral.

During the nine months ended September 30, 2008, the Harvest Companies sold 100% of their products to one customer.  At September 30, 2008, amounts due from that customer totaled $3,750,500.

Periodically during the nine months ended September 30, 2008, the Company maintained cash balances in a financial institution in excess of federally insured limits.

CASH AND CASH EQUIVALENTS

For the purpose of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Receivables are carried at original invoice amount.  Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible.  Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.

PROPERTY AND EQUIPMENT, AND ASSET RETIREMENT OBLIGATION

The successful efforts method is used for accounting for oil and gas exploration and production operations.  Lease acquisition, tangible and intangible drilling costs are capitalized when incurred. If the drilling venture is successful, these costs are amortized over the estimated recoverable proved reserves.  Costs of unsuccessful exploratory drilling ventures are charged to expense.

The Company capitalizes interest on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use.  There was no interest capitalized for the nine months ended September 30, 2008.

Depreciation, depletion, and amortization (DD&A) is computed on the units-of-production method separately on each individual property.  DD&A expense includes the accrual of future plugging and abandonment costs.  The Company accounts for future plugging and abandonment costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets (i.e., future plugging and abandonment costs) to be recognized at their fair value at the time the obligations are incurred.  Upon initial recognition of the liability (an asset retirement obligation or ARO), the cost should be capitalized as part of the related long-lived asset.  After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the additional capitalized costs are depreciated on a unit-of-production basis.  Both the accretion and the depreciation are included as a depreciation, depletion and amortization expense on our consolidated statement of operations.  The estimate of future ARO costs is highly subjective.

Furniture, fixtures, equipment, and other are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated life of these assets range from three to five years.

LONG-LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.  Impairment losses are based on the difference between fair value, which was calculated using the discounted future cash flows of the related properties, and the net book value of those properties.  The discounted future cash flows are derived from reserve estimates of independent petroleum engineers.  There were no impairment losses recognized during the nine months ended September 30, 2008.

INCOME TAXES

We use the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by applying tax regulations existing at the end of a reporting period to the cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts on our financial statements. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (FIN 48) on January 1, 2007. The adoption did not result in a material adjustment to our tax liability for unrecognized income tax benefits.  If applicable, we would recognize interest and penalties related to uncertain tax positions in interest expense. As of September 30, 2008, we had not accrued interest or penalties related to uncertain tax positions. The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

RECENTLY ISSUED ACCOUNTING STANDARDS AND DEVELOPMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 does not change the scope or accounting of SFAS No. 133, but expands disclosure requirements about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted and comparative disclosures for earlier periods are encouraged. The adoption of SFAS No. 161 will result in additional disclosures related to derivative instruments and hedging activities.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides a definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard also requires additional disclosures on the use of fair value in measuring assets and liabilities. SFAS No. 157 establishes a fair value hierarchy and requires disclosure of fair value measurements within that hierarchy. In February 2008, the FASB issued a FSP on SFAS No. 157, FSP No. FAS 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Except as provided by FSP 157-2, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. FSP 157-2 requires an entity that does not adopt SFAS No. 157 in its entirety to disclose, at each reporting date until fully adopted, that it has only partially adopted SFAS No. 157 and the categories of assets and liabilities recorded or disclosed at fair value to which SFAS No. 157 has not been applied. Saratoga partially adopted SFAS No. 157 effective January 1, 2008.   See Note 11.

NOTE 3.  COMMODITY DERIVATIVE INSTRUMENTS

The Company periodically uses derivative instruments in connection with anticipated crude oil and natural gas sales to mitigate the variability of cash flows associated with commodity price fluctuations.  While the use of these derivative instruments limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements.

During the nine month period ended September 30, 2008, the Company recognized a realized loss of $1,762,995 in the Statement of Operations, as the result of realized settlements during the period and an unrecognized gain of $14,618,555 as the result of market-to-market valuations.

As of September 30, 2008, we had entered into the following natural gas derivative instruments:

	NYMEX Contract Price Per MMBtu
	Fixed-Price Swaps		Put Options		Call Options
		Weighted		Weighted		Weighted
		Average	Volume in	Average	Volume in	Average
Period	MMBtu	Fixed Price	MMBtus	Stike Price	MMBtus	Strike Price
Remainder of 2008	-	-	21,774	$7.00	21,774	8.50
2009	237,923	$7.24	127,924	$6.84	-	-
2010	791,856	$7.53	143,100	$6.50
2011	321,385	$6.85	143,100	$6.50	-	-
2012	265,717	$6.85	143,100	$6.50	-	-

As of September 30, 2008, we had entered into the following crude oil derivative instruments:

	NYMEX Contract Price Per Bbl
	Fixed-Price Swaps		Put Options		Call Options
		Weighted		Weighted		Weighted
		Average	Volume in	Average	Volume in	Average
Period	MMBtu	Fixed Price	MMBtus	Stike Price	MMBtus	Strike Price
2009	45,851	$58.50	8,235	$50.00	-	-
2010	156,360	$58.65	56,816	$55.34	60,663	75.00
2011	294,959	$92.05	26,484	$50.00	-	-
2012	68,461	$56.19	26,484	$50.00	-	-

At September 30, 2008, the Company recognized a liability of $13,709,005 related to the estimated fair value of these derivative instruments.

NOTE 4.  ASSET RETIREMENT OBLIGATIONS

The Company accounts for plugging and abandonment costs in accordance with SFAS 143, Accounting for Asset Retirement Obligations.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations at September 30, 2008 is as follows:

Beginning Balance	$--
Liabilities Incurred	13,213,024
Accretion Expense	571,322
Revisions	--

Ending Balance	$13,784,346

NOTE 5.  COMPREHENSIVE INCOME

For the periods indicated, comprehensive income (loss) consisted of the following:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$6,224,842	$(29,452)	$5,907,084	$(62,520)
Unrealized holding losses	-	(13,489)	-	(38,695)

Total comprehensive income (loss), net of tax	$6,224,842	$(42,941)	$5,907,084	$(101,215)

NOTE 6.   RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, Saratoga’s principal officers advanced funds, provided services and paid costs on behalf of Saratoga. As of September 30, 2008, Saratoga owed Thomas Cooke, the Company’s Chairman, Chief Executive Officer and principal shareholder, $586,416 and owed Andy Clifford, the Company’s President, $148,750 for their funding of acquisition expenses and deferred salary. The indebtedness to the principle shareholder bears interest at 10%.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

The Company is involved in litigation with a former customer of the Harvest Companies regarding payment for oil and gas products marketed by that customer.  The Company has fully reserved for amounts owed by the customer and any outcome regarding this matter will not have an adverse effect on the Company’s financial position or results of operations.

In connection with the acquisition of the Harvest Companies, the Company, by agreement, assumed certain plugging and abandonment, reclamation, restoration, and clean up liabilities and obligations related thereto. To secure these liabilities, the Company maintains $11.5 million at September 30, 2008 in letters of credit with Macquarie.  The letters of credit are secured by the various oil and gas properties maintained by the Company.

NOTE 8.   COMMON STOCK

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share are presented in the tables below:

	For the Quarter Ended September 30, 2008,
	2008			2007
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares		Income	Shares
	(Loss)	Outstanding	Per Share	(Loss)	Outstanding	Per Share

Basic:
Income (loss) attributable to common stock	$6,224,842	15,183,205	$0.41	$(29,452)	7,540,292	$(0.01)
Effective of Dilutive Securities:
Stock options and other	-	1,875,221		-	-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$6,224,842	17,058,426	$0.36	$(29,452)	7,540,292	$(0.01)

	For the Nine Months Ended September 30, 2008,
	2008			2007
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares		Income	Shares
	(Loss)	Outstanding	Per Share	(Loss)	Outstanding	Per Share

Basic:
Income (loss) attributable to common stock	$5,907,084	12,254,701	$0.48	$(62,520)	7,540,292	$(0.01)
Effective of Dilutive Securities:
Stock options and other	-	944,446		-	-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$5,907,084	13,199,147	$0.45	$(62,520)	7,540,292	$(0.01)

Equity Issuance

In April 2008, in connection with financial consulting services rendered to the Company, and pursuant to the terms of a Stock Agreement, 500,000 shares of stock (the “Shares”) were issued.  One half, or 250,000, of the Shares are subject to forfeiture unless the consultant provides an average of at least ten (10) hours of services per week through July 1, 2008.  These shares were valued at $0.40 per share at the date of issuance and became vested as of July 1, 2008. An additional 250,000 of the Shares are subject to forfeiture unless the consultant provides an average of at least ten (10) hours of services per week through January 1, 2009. The shares for services to be rendered through January 1, 2009 were forfeited on July 1, 2008 when consulting contract was cancelled.

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

In July 2008 the Company issued 3,920,000 shares of common stock to the former owners of Harvest Oil in conjunction with the acquisition. 3,300,000 of these shares were issued directly to Macquarie pursuant to an agreement between Macquarie and the members of the Harvest Companies relating to the release of the net profits interest and overriding royalty interest held by Macquarie.

In July 2008 pursuant to the terms of the Wayzata Credit Agreement, the Company issued to the Wayzata Lenders a warrant to purchase 805,515 shares of common stock exercisable for a period of five years at a price of $0.01 per share.

In July 2008 the Company issued 980,000 shares of common stock to the former owners of Harvest Group in conjunction with the acquisition.

In July 2008, the Company issued 540,000 shares of common stock to 8 other employees of the Harvest Companies as an inducement for their continuing services following the Harvest Acquisitions.

The following table presents the warrants outstanding at September 30, 2008:

Exercise Price	Number of Shares	Remaining Life	Intrinsic Value (in-the-money) Warrants
0.17	30,000	4.6	$77,400
0.25	250,000	4.7	625,000
0.01	805,516	4.8	2,207,114
	1,085,516		$2,909,514

NOTE 9.  ACQUISITION OF THE HARVEST COMPANIES

On July 14, 2008 the Company acquired the Harvest Companies for the following purchase price considerations:

•

$105.6 million in cash, which excludes $1.1 million in acquisition costs less $3.1 million cash acquired from The Harvest Companies; and

•

4,900,000 shares of common stock valued at $2.55 per share (the last reported sales price on the closing date) for an aggregate amount of approximately $12.5 million.

The acquisition has been accounted for in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 141, “Business Combinations.” The total purchase price was allocated to the individual assets acquired and liabilities assumed based on the estimated fair values. No goodwill was recorded as there was no excess of the purchase price over the net assets acquired. The preliminary allocation of the purchase price was based upon valuation data as of July 14, 2008 and the estimates and assumptions are subject to change. The initial purchase price allocation may be adjusted within one year of the effective date of the acquisition for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of the purchase price allocation process. The preliminary allocation of the purchase price is as follows:

Current assets, including acquired cash of $3,063,000	$21,422,978
Property and equipment	146,668,206
Other assets	1,323,000
Total assets acquired	169,414,184

Current liabilities	9,695,600
Derivative liabilities	28,327,560
Asset retirement obligations	13,213,024
Total liabilities acquired	51,236,184

Net assets acquired	$118,178,000

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for the nine months ended September 30, 2008 and September 30, 2007 as if the Harvest Acquisition had occurred at the beginning of the periods.

Pro-Forma Information	Nine Months Ended September 30,
	2008	2007
Oil and gas revenue	$57,403,365	$40,414,574
Income (loss) from operations	6,205,142	(11,620,357)
Net income (loss)	$2,717,316	$(31,689,850)

Basic income (loss) per share	$0.22	$(2.59)
Diluted Income (loss) per share	$0.20	$(2.59)

NOTE 10.  INCOME TAXES

The Company’s interim period tax provision has been calculated based on statutory tax rates applied to pre-tax earnings as adjusted for permanent differences. An annualized projected effective tax rate has not been applied because of our inability to develop a reliable estimate of our pre-tax income, which is subject to significant variability due to changes in the fair value of our open commodity derivative instruments. This could result in significant variations in the reported tax provision in the interim periods.  The effective tax rates for the third quarter of 2008 and 2007 were 34.2% and 0%, respectively.  The effective tax rates for the first nine months of 2008 and 2007 were 35.4% and 0%, respectively.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

NOTE 11.  FAIR VALUE MEASUREMENTS

Certain of Saratoga's financial and nonfinancial assets and liabilities are reported at fair value in the accompanying balance sheets. Effective January 1, 2008, Saratoga adopted the provisions of SFAS No. 157 for its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy that prioritizes the relative reliability of inputs used in fair value measurements. The hierarchy gives highest priority to Level 1 inputs that represent unadjusted quoted market prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are directly or indirectly observable inputs other than quoted prices included within Level 1. Level 3 inputs are unobservable inputs and have the lowest priority in the hierarchy. SFAS No. 157 requires that an entity give consideration to the credit risk of its counterparties, as well as its own credit risk, when measuring financial assets and liabilities at fair value. In accordance with FSP 157-2, Saratoga has not applied the provisions of SFAS No. 157 to its asset retirement obligations.

The following table provides fair value measurement information within the hierarchy for Saratoga's financial assets and liabilities at September 30, 2008:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
			Significant Unobservable Inputs (Level 3)

				Netting (1)	Total

Assets (liabilities):
Oil and gas derivative option contracts	$-	$2,035,120	$-	$(2,035,120)	$-
Oil and gas derivative swap contracts	-	(15,744,125)	-	2,035,120	(13,709,005)
Total	$-	$(13,709,005)	$-	$-	$(13,709,005)

(1)Represents the impact of netting assets, liabilities and collateral with counterparties with which the right of setoff exists.

The estimated fair value of crude oil and natural options and price swaps contracts was based upon forward commodity price curves based on quoted market prices.

NOTE 12.  SUBSEQUENT EVENTS

2008 Long-term Incentive Plan

Effective October 17, 2008, we adopted the Saratoga Resources, Inc. 2008 Long-term Incentive Plan (the “2008 Plan”).  The 2008 Plan reserves a total of 3,000,000 for issuance to eligible employees, officers, directors and other service providers pursuant to grants of options, restricted stock, performance stock and other equity based compensation arrangements.  As of the date of this filing, no awards had been made under the 2008 Plan.

Equity Issuances

In October 2008, our board approved the issuance of a five year warrant to purchase 5,000 shares of common stock at $1.50 per share to a consultant.

In October 2008, our board approved the issuance of 10,000 shares of common stock to a consultant for services.

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

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “Saratoga,” and “Saratoga Resources” refer to Saratoga Resources, Inc., a Texas corporation.

General

Saratoga Resources, Inc. is an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of natural gas and crude oil properties. Since 1996, and before our completion of the Harvest Acquisitions (as defined below) in July 2008, the Company’s operations and operating assets were limited to (1) ownership of a working interest in the Red Hawk Fusselman and Red Hawk Mississippian fields, including the Adcock Farms No. 1 well, in Dawson County, Texas, (2) rights in approximately 27 square miles of 3D seismic data in the area including the Company’s Dawson County well, (3) a license to approximately 2,000 miles of 2D seismic data in the U.S. gulf coast region, and (4) a 50% working interest in a 160 acre leasehold, running through October 2009, in Dawson County, Texas, adjoining the Adcock Farms No. 1 well site.

In October 2007, Saratoga entered into separate Purchase and Sale Agreements, each as amended, to acquire all the membership interests of Harvest Oil & Gas, LLC and The Harvest Group, LLC (the “Harvest Acquisitions”), and in July 2008 we completed the Harvest Acquisitions. Since completion of the Harvest Acquisitions, we are principally focused on exploration, exploitation, and development of natural gas and crude oil properties in the state waters of Louisiana. Our properties provide us with a valuable reserve base, an extensive portfolio of lower-risk drilling opportunities and a proved reserve commodity mix that is 67% natural gas and 33% oil.

Currently, our principal properties cover approximately 33,000 gross acres (30,000 net), substantially all of which are held by production without near-term lease expirations, across 11 fields in the state waters of Louisiana. We own working interests in our properties ranging from 25% to 100%, with our average working interest on a net acreage leasehold basis being approximately 95%. Our net revenue interests in our properties range from 18% to 82%, with our average net revenue interest on a net acreage leasehold basis being approximately 70%. We operate over 92% of the wells that comprise our PV-10, enabling us to more effectively manage our operating costs, capital expenditures and the timing and method of development of our properties. We have begun an active development program to exploit these opportunities. Most of our properties offer multiple stacked reservoir objectives with substantial behind pipe potential. We have identified multiple prospects on our acreage and have initiated an aggressive development program to exploit these opportunities. We believe this development program will enable us to significantly grow our reserves, production and cash flow.

As of January 1, 2008 and giving effect to the Harvest Acquisitions, based on reserve reports prepared by independent petroleum engineers, we had 67.3 Bcfe of proved reserves, of which 67% were natural gas and 46% were proved developed. The PV-l0 of these proved reserves as of that date were $304.1 million. Our average daily net production for December 2007 was 16.4 MMcfe/d, of which 65% was oil.

Current Year Developments

Harvest Acquisitions

In July 2008, we acquired all of the membership interest in Harvest Oil & Gas, LLC (“Harvest Oil”) and The Harvest Group, LLC (“Harvest Group” and, together with Harvest Oil, the “Harvest Companies”).

As consideration for the membership interests in the Harvest Companies, we paid to the former members of the Harvest Companies a combined purchase price of $105,683,000 in cash and issued 4.9 million shares of our common stock.  The cash portion of the purchase price included $33,650,818 and $30,000,000 paid by the Harvest Companies to pay a note payable to Macquarie Bank Limited (“Macquarie”) and to obtain a release of a net profits interest and an overriding royalty interest in the properties of the Harvest Companies held by Macquarie and its affiliates, respectively, which amounts we paid directly to Macquarie on behalf of the Harvest Companies at closing. Of the 4.9 million shares of common stock issued in the acquisitions, 3.3 million shares were issued directly to Macquarie pursuant to an agreement between Macquarie and the members of the Harvest Companies relating to the release of the net profits interest and overriding royalty interest held by Macquarie.

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

The Wayzata Credit Agreement includes normal covenants and credit conditions and is subject to the terms of an Intercreditor Agreement with us and Macquarie.   The Company is not in violation of any covenants that have not been waived by its lender.

Revolving Credit Agreement

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

Pursuant to the terms of the Revolving Credit Agreement, we granted to the Revolving Credit Lenders a first lien on substantially all of our assets, and each of our subsidiaries, including the Harvest Companies, agreed to guaranty all amounts owing under the Revolving Credit Agreement.

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

The Revolving Credit Agreement includes normal covenants and credit conditions and is subject to the terms of the Intercreditor Agreement with us and the Wayzata Lenders.  The Company is not in any violation that has not been waived by its lender.

Renewal and Extension of Shareholder Loan and Accrued Salaries of Officers

In conjunction with the Harvest Acquisitions and the related financing, at closing, the Company repaid $100,000 of advances from Thomas Cooke, the Company’s Chairman, Chief Executive Officer and principal shareholder.  The balance owing to Mr. Cooke, totaling $463,412, plus accrued salary in the amount of $157,500, was renewed and extended pursuant to a Subordinated Promissory Note, providing for payment of equal monthly installments of $17,247, plus interest at 10% per annum, over three years.

Accrued salary in the amount of $157,500 owed to Andy Clifford, the Company’s President was renewed and extended pursuant to a Subordinated Promissory Note providing for payment of equal monthly installments of $4,375, plus interest at 10%, over three years.

Employment Agreement and Stock Grant

In connection with the Harvest Acquisitions, on July 14, 2008, the Company appointed Barry Salsbury as President of the Harvest Companies principal operating subsidiaries.  Mr. Salsbury co-founded and, since 2004, has served as President of the Harvest Companies.

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

Hurricanes Gustav and Ike.

In September 2008, Hurricanes Gustav and Ike resulted in temporary interruptions in production from, and damage to, the Company’s south Louisiana fields.  Electrical outages, road and waterway closures and similar disruption of critical third-party services resulted in a temporary decline in product sales estimated at 19.4 Mbls of oil and 113.1 Mmcf of natural gas during August and September 2008 resulting in a reduction in revenues estimated at $3,098,600.

Inspections to date have revealed limited damage to our facilities with damage assessments to date estimated at $710,000.  The Company carries property damage insurance on its south Louisiana operations in the amount of $10,000,000 subject to a deductible of $1,000,000 per event.  The total impact to the Company arising from the hurricane damage will not be known until the actual cost of the damage is finalized and claims filed.

Macroeconomic Impact on Oil and Natural Gas Prices

Late in the third quarter of 2008 and accelerating during the early fourth quarter of 2008, the United States and global economies suffered a severe disruption in credit and financial markets that have been accompanied by economic contraction and a sharp drop in the price of oil and natural gas due to a projected decline in demand for oil and natural gas.  While we enter into hedging transactions to reduce our exposure to commodity price risks, we are subject to risks associated with declines in the price of oil and natural gas relating to our unhedged production.  Any prolonged decrease in the price of oil and natural gas could have a material adverse effect on our revenues, profitability and cash flows and our financial condition and borrowing capacity.

Drilling and Development Activities

During the third quarter of 2008, we began implementation of a plan to further develop the assets acquired in the Harvest Acquisition.  Our plans for 2008 include recompletion of up to three wells, workover of one well and drilling of one developmental well.  As of September 30, 2008, we had contracted two rigs for recompletion and workover work, and developmental drilling in Grand Bay field.  Recompletion work commenced in September 2008 and, in October 2008, recompletions of two wells had been successfully completed with an additional recompletion remaining in progress at the end of October.  Workover work commenced in October, 2008 and was successfully completed in November, 2008.  A developmental well was commenced in October and is expected to reach its total target depth in November 2008.

In addition to the commencement of recompletion, workover and developmental drilling work, in October 2008, we engaged two geological and engineering firms to perform full field studies in the Grand Bay and Vermilion 16 fields in order to maximize our potential recoveries from those fields.  Those studies are expected to continue into 2009.

At and for the quarter ended September 30, 2008, we had approximately 109 wells in production, including 108 wells in Louisiana and one well in Texas.  For the same period in 2007, we had one well in production in Texas.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The Company believes certain critical accounting policies affect the more significant judgments and estimates used in the preparation of its financial statements.  A description of the Company’s critical accounting policies is set forth in its Form 10-KSB for the year ended December 31, 2007 and in the notes to the financials included herein.

Results of Operations

The financial statements included in this Form 10-Q include the operations of Saratoga for all periods presented. The operations of the Harvest Companies are only included for the period from July 14, 2008, the date of acquisition, through September 30, 2008.

The following tables set forth information with respect to production volumes, sales prices of production and oil and gas revenues for the 2008 and 2007 quarter and nine month periods ended September 30:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2008		2007		2008		2007
Revenues:
Oil and condensate	$10,626,472	85%	$-	0%	$10,626,472	84%	$-	0%
Natural gas	1,924,465	15%	16,220	100%	1,959,574	16%	25,000	100%

Total	$12,550,937	100%	$16,220	100%	$12,586,046	100%	$25,000	100%

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2008	2007 (1)	Increase	2008	2007 (1)	Increase
Production:
Oil and condensate (Mbls)	88.1	-	100%	88.1	-	100%
Natural gas (MMcf)	207.6	-	100%	207.6	-	100%

Average Realized Prices:
Oil and condensate (bls)	120.69	-	100%	120.69	-	100%
Natural gas (Mcf)	9.27	-	100%	9.27	-	100%

(1) Volumes for 2007 were immaterial and not meaningful for this presentation.

The following table sets forth information with respect to operating expenses for the 2008 and 2007 quarter and nine month periods ended September 30:

	For the Quarter Ended September 30, 2008				For the Nine Months Ended September 30, 2008
	2008	2007	2008	2007 (1)	2008	2007	2008	2007 (1)
			(Per boe)				(Per boe)
Costs:
Lease operating expense	$3,598,214	$13,625	$29.34	$-	$3,602,889	$16,740	$29.38	$-
Depreciation, depletion and amortization	5,194,893	88	42.36	-	5,194,983	263	42.36	-
General and administrative expense	1,643,854	18,599	13.40	-	1,962,590	32,625	16.00	-
Taxes other than income	1,424,576	-	11.62	-	1,424,576	-	11.62	-

Total	$11,861,627	$32,312	$96.72	$-	$12,185,037	$49,628	$99.35	$-

(1) Costs per boe for 2007 were immaterial and not meaningful for this presentation.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues. Revenues for the three months ended September 30, 2008 were $12,550,937 as compared to $16,220 for the three months ended September 30, 2007. The current quarter revenues consist of $10,626,472 of crude oil sales and $1,924,465 of natural gas sales. These revenues were primarily generated from the Harvest Companies since July 14, 2008. Average daily production during the current quarter was approximately 1,550 barrels of oil and 4,800 mcf (thousand cubic feet) of natural gas. Average daily production for the quarter reflects the effects of Hurricanes Gustav and Ike that resulted in production declines during August and September 2008 estimated at 19.4 Mbls of oil and 113.1Mmcf of natural gas, or an estimated loss of revenues for the quarter of $3,098,600. We sustained minor damage to our facilities and production was substantially returned to pre-storm levels as of September 30, 2008. Sales revenue reflected historically high oil and natural gas prices during the 2008 quarter. Revenues for the three months ended September 30, 2007 were generated from oil and gas revenues from our working interest in the Adcock Farms #1 well.

The commencement of our drilling and development plan late in the 2008 quarter is expected to increase production during 2008.  Offsetting such anticipated increases in production volumes, in part or in whole, are steep declines in the price of oil and natural gas that have occurred following the disruption of domestic and world economic and financial markets in October 2008.

Lease Operating Expenses. Lease operating expenses were $3,598,214 and $13,625 for the third quarters of 2008 and 2007, respectively. The current quarter includes the lease operating expenses of the Harvest Companies and the Adcock Farms #1 well whereas the 2007 quarter only included the expenses of the Adcock Farms #1. We are actively engaged in field management efforts to reduce our lease operating expenses on a per barrel of oil basis.

Depreciation, Depletion and Amortization (DD&A). Depreciation, depletion and amortization totaled $5,194,983 for the three months ended September 30, 2008, as compared to $88 for the prior year three month period. The increase is due to the acquisition of the Harvest Companies. Depreciation, depletion and amortization is computed on the units-of-production method separately on each individual property.  DD&A expense includes the accrual of future plugging and abandonment costs. The Company accounts for future plugging and abandonment costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets (i.e., future plugging and abandonment costs) to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of the liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  The estimate of future plugging and abandonment costs is highly subjective.

General and Administrative Expenses.  General and administrative expense increased from $18,599 for the three months ended September 30, 2007 to $1,643,854 for the three months ended September 30, 2008. The increase in general and administrative expense in the 2008 quarter related principally to the assumption of the corporate overhead of the Harvest Companies following the Harvest Acquisitions and the incurrence of certain transition costs following the acquisition. The prior year quarter expenses were incurred primarily for accounting and legal services.

Taxes Other Than Income. Taxes increased to $1,424,576 for the three months ended September 30, 2008 from $0 for the three months ended September 30, 2007. Taxes other than income relate primarily to severance taxes incurred from revenues for our production of oil and natural gas.  The increase is due to the increase in oil and gas revenues related to the acquisition of the Harvest Companies.

Commodity Derivative Income (Expense). Commodity derivative income increased to a positive $12,855,560 for the three months ended September 30, 2008 from $0 for the prior year quarter.  The Company entered into derivative contracts to reduce the impact of changes in the prices of oil and natural gas.  The significant fluctuation in these amounts is due to the extreme volatility of crude oil and natural gas prices during these periods.

Other Income.  Other income increased to $526,839 from $0 for the current and prior year quarters, respectively.  The increase is due to miscellaneous income related to the acquisition of the Harvest Companies.

Interest Income.  Interest income increased to $37,945 from $0 for the current and prior year quarters, respectively, and represents the interest earned on our cash balances.

Interest Expense.  Interest expense on the debt incurred in connection with the acquisitions of the Harvest Companies and loans from shareholder were $4,645,655 and $13,360 for the three months ended September 30, 2008 and 2007, respectively. The prior year quarter only included interest on the loans from shareholder.

Tax Provision.  The effective tax rates for the third quarter of 2008 and 2007 were 34.2% and 0%, respectively.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Net Income and Earnings Per Share.  Net income for the three months ended September 30, 2008, totaled $6,224,842, or $0.36 per diluted share, as compared to a loss of $(29,452), or $(0.01) per diluted share, for the three months ended September 30, 2007.

Unrealized Holding Losses.  At September 30, 2007, the Company had approximately $18,000 of securities holdings classified as “available-for-sale securities”.   The Company had unrealized losses on its available-for-sale securities of $13,489 during the three months ended September 30, 2007.  Those unrealized gains were included in Other Comprehensive Loss as of September 30, 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenues. Revenues for the nine months ended September 30, 2008 were $12,586,046 as compared to $25,000 for the nine months ended September 30, 2007. The current nine months revenues consist of $10,626,472 of crude oil sales and $1,959,574 of natural gas sales. These revenues were primarily generated from the Harvest Companies since July 14, 2008. Revenues for the nine months ended September 30, 2007 were generated from oil and gas revenues from our working interest in the Adcock Farms #1 well.

Lease Operating Expenses. Lease operating expenses were $3,602,888 and $16,740 for the nine month periods of 2008 and 2007, respectively. The year to date period includes the lease operating expenses of the Harvest Companies and the Adcock Farms #1 well whereas the 2007 period only included the expenses of the Adcock Farms #1.

Depreciation, Depletion and Amortization (DD&A). Depreciation, depletion, and amortization totaled $5,194,983 for the current nine month period ended September 30, 2008, as compared to $263 for the prior year period as. The increase is due to the acquisition of the Harvest Companies.

General and Administrative Expenses.  General and administrative expense increased from $32,625 for the nine months ended September 30, 2007 to $1,962,590 for the nine months ended September 30, 2008. The increase in general and administrative expense in the 2008 period related principally to assumption of the corporate overhead of the Harvest Companies following the Harvest Acquisitions and the incurrence of certain transition costs following the acquisition.

Taxes Other Than Income. Taxes increased to $1,424,576 for the nine months ended September 30, 2008 from $0 for the nine months ended September 30, 2007. Taxes other than income relate primarily to severance taxes incurred from revenues for our production of oil and natural gas.  The increase is due to the increase in oil and gas revenues related to the acquisition of the Harvest Companies.

Commodity Derivative Income (Expense). Commodity derivative income increased to a positive $12,855,560 for the nine months ended September 30, 2008 from $0 for the prior year period as a result of derivative contracts. The Company entered into derivative contracts to reduce the impact of changes in the prices of oil and natural gas.  The significant fluctuation in these amounts is due to the extreme volatility of crude oil and natural gas prices during these periods.

Other Income.  Other income increased to $526,839 from $0 for the current and prior year periods, respectively.  The increase is due to miscellaneous income related to the acquisition of the Harvest Companies.

Interest Income.  Interest income increased to $37,945 from $0 for the current and prior year periods, respectively, and represents the interest earned on our cash balances.

Interest Expense.  Interest expense on the debt incurred in connection with the acquisitions of the Harvest Companies and loans from shareholder were $4,675,112 and $37,892 for the nine months ended September 30, 2008 and 2007, respectively. The prior year period only included interest on the loans from shareholder.

Tax Provision.  The effective tax rates for the first nine months of 2008 and 2007 were 35.4% and 0%, respectively.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Net Income and Earnings Per Share.  Net income for the nine months ended September 30, 2008, totaled $5,907,084, or $0.45 per diluted share, as compared to a loss of $(62,520), or $(0.01) per diluted share, for the nine months ended September 30, 2007.

Unrealized Holding Losses.  At September 30, 2007, the Company had approximately $18,000 of securities holdings classified as “available-for-sale securities”.   The Company had unrealized losses on its available-for-sale securities of $38,695 during the nine months ended September 30, 2007.  Those unrealized gains were included in Other Comprehensive Loss as of September 30, 2007.

Financial Condition

Liquidity and Capital Resources.

The Company had a cash balance of $13,727,721 and a working capital balance of $5,855,141 at September 30, 2008 as compared to a cash balance of $26,859 and a working capital deficit of $1,182,096 at December 31, 2007. Net cash flow from operations was a positive $10,502,017 for the nine months ended September 30, 2008 primarily as a result of the Harvest operations. Net cash flow from financing activities totaled $107,755,163 primarily from the borrowings for the acquisitions of the Harvest Companies and borrowings from the revolving credit agreement. Net cash used in investing activities was $104,556,318 as a result of the payment for the acquisitions and additions to the oil and gas properties.

With the completion of the Harvest Acquisitions and related financing facilities, we believe that our cash requirements over the next twelve months will be met by cash on hand, revenues from operations and borrowings under our senior secured revolving credit facility.

Debt.

Outstanding debt at September 30, 2008, totaling $108.6 million, consisted of (1) $97.5 million less debt discount of $1.9 million owing to Wayzata under the Wayzata Credit Agreement, (2) $12.5 million owing to Macquarie under the Revolving Credit Agreement and (3) $0.5 million owed to affiliates under promissory notes, net of amounts reflected as current liabilities, issued at the time of closing the Harvest Acquisitions.

As part of the Harvest Acquisitions, we assumed and amended the existing credit facilities of the Harvest Companies with Macquarie, entered into the Wayzata Credit Agreement pursuant to which we borrowed $97.5 million and borrowed $12.5 million under the Revolving Credit Agreement. The amounts owing under the prior credit facilities of the Harvest Companies with Macquarie were repaid in full from proceeds of the Harvest Acquisitions.

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

Letters of credit totaling approximately $11.5 million were outstanding at September 30, 2008 and reduce amounts available to be drawn under the Revolving Credit Agreement.

The $97.5 million term credit facility is secured by a second lien on substantially all of our assets and matures on July 14, 2011. Loans under the facility bear interest at 20% per annum.  Interest is due in monthly installments and the principal is due in full at maturity.

In conjunction with the Harvest Acquisitions and the related financing, at closing, the Company repaid $100,000 of advances from Thomas Cooke, the Company’s Chairman, Chief Executive Officer and principal shareholder. The balance owing to Mr. Cooke, totaling $463,412, plus accrued salary in the amount of $157,500, was renewed and extended pursuant to a Subordinated Promissory Note, providing for payment of equal monthly installments of $17,247, including interest at 10% per annum, over three years.

Accrued salary in the amount of $157,500 owed to Andy Clifford, the Company’s President was renewed and extended pursuant to a Subordinated Promissory Note providing for payment of equal monthly installments of $4,375, including interest at 10%, over three years.

Capital Expenditures and Commitments

Our capital spending for the first nine months of 2008 was $104,556,318 which included the acquisition of the Harvest Companies during the third quarter ended September 30, 2008 for $103,652,560 in net cash.  The balance of our capital spending during 2008 related principally to our planned drilling, development, recompletion and workover budget.

Our 2008 capital budget is $9.0 million, including $2.0 million incurred through September 30. Approximately 33% of the capital budget is allocated to three recompletions and one workover, and 66% for new drilling and development activities, including commencement of full field engineering studies in the Grand Bay and Vermillion 16 fields. Since our 2008 capital budget exceeds forecasted net cash flow from operations, we intend to make up the shortfall with cash on hand and possible borrowings under our revolving credit facility.

In light of the current economic outlook and commodity prices, we intend to limit our 2009 capital expenditures to a level that can be funded with cash flow from operations, thereby preserving liquidity under our credit arrangements.  Our 2009 capital budget, which at this time is expected to be approximately $18 million, will focus on those projects that we believe will generate and lay the foundation for production growth.  We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.  Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

As previously noted, the Harvest Acquisitions required substantial funds to pay the purchase price and acquisition costs and the Company will need to provide working capital to support future operations.

Risk Management Activities – Commodity Derivative Instruments

Due to the volatility of oil and natural gas prices and requirements under our Revolving Credit Agreement, we periodically enter into price-risk management transactions (e.g., swaps, and floors) for a portion of our oil and natural gas production.  In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil and natural gas prices, and may partially limit our potential gains from future increases in prices.  None of these instruments are used for trading purposes.

In accordance with the terms of our Revolving Credit Agreement, we have entered into commodity derivative agreements.  At September 31, 2008, commodity derivative instruments were in place covering approximately 62% of our projected crude oil and natural gas sales over the next 3 years. See Note 3 to our consolidated financial statements for further information.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2008.

New Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 does not change the scope or accounting of SFAS No. 133, but expands disclosure requirements about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted and comparative disclosures for earlier periods are encouraged. The adoption of SFAS No. 161 will result in additional disclosures related to derivative instruments and hedging activities.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

Our major market-risk exposure is the commodity pricing applicable to our oil and natural gas production.  Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas.  Prices have fluctuated significantly during the last five years and such volatility is expected to continue, and the range of such price movement is not predictable with any degree of certainty. In the normal course of business we periodically enter into commodity derivative transactions, including fixed price and ratio swaps to mitigate exposure to commodity price movements, but not for trading or speculative purposes.

Due to the instability of prices and to achieve a more predictable cash flow, prior to the Harvest Acquisition, the Harvest Companies put in place natural gas and crude oil derivative instruments for a portion of their production through December 2011.  We assumed those commodity derivative instruments pursuant to the Harvest Acquisitions. Pursuant to the terms of our Revolving Credit Agreement, we are required to hedge between 60% and 80% of our proved developed production.  Following the Harvest Acquisitions, we put in place additional commodity derivative instruments to comply with the terms of our Revolving Credit Agreement bringing our derivative position at September 30, 2008 to approximately 60% of crude oil volumes and 66% of natural gas volumes. Please refer to Note 3 to the consolidated financial statements included herein for additional information on our commodity derivative instruments and activity.

As of September 30, 2008, we had entered into the following natural gas derivative instruments:

	NYMEX Contract Price Per MMBtu
	Fixed-Price Swaps		Put Options		Call Options
		Weighted		Weighted		Weighted
		Average	Volume in	Average	Volume in	Average
Period	MMBtu	Fixed Price	MMBtus	Stike Price	MMBtus	Strike Price
Remainder of 2008	-	-	21,774	$7.00	21,774	8.50
2009	237,923	$7.24	127,924	$6.84	-	-
2010	791,856	$7.53	143,100	$6.50
2011	321,385	$6.85	143,100	$6.50	-	-
2012	265,717	$6.85	143,100	$6.50	-	-

As of September 30, 2008, we had entered into the following crude oil derivative instruments:

	NYMEX Contract Price Per Bbl
	Fixed-Price Swaps		Put Options		Call Options
		Weighted		Weighted		Weighted
		Average	Volume in	Average	Volume in	Average
Period	MMBtu	Fixed Price	MMBtus	Stike Price	MMBtus	Strike Price
2009	45,851	$58.50	8,235	$50.00	-	-
2010	156,360	$58.65	56,816	$55.34	60,663	75.00
2011	294,959	$92.05	26,484	$50.00	-	-
2012	68,461	$56.19	26,484	$50.00	-	-

Interest Rate Risk

The Company considers its interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 90 percent of the Company’s debt. At September 30, 2008, total debt included approximately $12.5 million of floating-rate debt. As a result, the Company’s annual interest costs in 2008 will fluctuate based on short-term interest rates on what is presently approximately ten percent of our total debt outstanding at September 30, 2008. The impact on cash flow of a 10 percent change in the floating interest rate would be approximately $60,000 per year based on outstanding floating rate date at September 30, 2008.

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

Except as noted below, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Weaknesses in internal control over financial reporting identified in our Form 10-KSB for the year ended December 31, 2007, related to (1) deficiencies in segregation of duties and (2) deficiencies in corporate accounting resources in our financial reporting process and accounting functions.

The deficiencies in segregation of duties arose from the fact that the company’s chief executive officer also served as its principal financial officer serving as a one person internal accounting staff that does not allow for the segregation of accounting, financial reporting and oversight functions.

The deficiency in corporate accounting resources in our financial reporting process and accounting functions also related to the service of our chief executive officer as the company’s only internal accounting personnel.  Our chief executive officer lacks training in accounting and financial reporting and the company was dependent upon outside consultants to perform basic accounting functions and to provide accounting and financial reporting knowledge which functions were performed only as requested by our chief executive officer.

Following our July 2008 acquisition of the Harvest Companies, we hired a Chief Accounting Officer to oversee the accounting function and, pursuant to our acquisition of the Harvest Companies, added the in house accounting staff and outside accounting consultants of the Harvest Companies.  Our Chief Accounting Officer, working with outside consultants and Harvest Company personnel, integrated and updated the accounting systems, controls and procedures of the company and the Harvest Companies.  Additionally, we retained a back office outsourced accounting firm to assist in day to day accounting functions, including providing the necessary personnel to adequately segregate duties and to assure the existence of adequate accounting resources.  As a result of such efforts, management believes that the weaknesses identified in our 2007 Form 10-KSB have been remedied.

PART II--OTHER INFORMATION

Item 1A. Risk Factors

The following amendment and addition to the risk factors included under this Item 1A reflect the current conditions of the capital and energy markets, which present uncertainties to all companies that rely on capital markets for liquidity or financing or operate in the energy markets. The information in this Item 1A should be considered in conjunction with the other risk factors identified in Item 1 of our 2007 Annual Report on Form 10-KSB filed on May 13, 2008 and in Form 8-K/A filed on August 21, 2008.

We May Be Affected by General Economic Conditions

The disruption experienced in U.S. and global credit markets during second half of 2008 has resulted in projected decreases in demand for oil and natural gas, resulting in a sharp drop in energy prices, and has affected the availability and cost of capital.  Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets may have a material adverse effect on our results of operations, financial condition and liquidity.  At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the crisis.  With respect to Saratoga Resources, while we have no immediate need to access the credit markets in the foreseeable future, the impact of the current crisis on our ability to obtain financing in the future, if needed, and the cost and terms of same, is unclear.  From an operating standpoint, the current crisis has resulted in a steep decline in the price of oil and natural gas and will result in reduced revenues and reduced profitability and, if prices continue to decline, may result in deterioration of our financial position.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2008, our board approved the issuance of a five year warrant to purchase 5,000 shares of common stock at $1.50 per share to a consultant.

In October 2008, our board approved the issuance of 10,000 shares of common stock to a consultant for services.

All of the foregoing shares were issued without general advertising or solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 21, 2008, shareholders of the company holding 50.6% of the outstanding shares of common stock voted by written consent to approve the adoption of the Company’s 2008 Long-term Incentive Plan.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Saratoga Resources, Inc. 2008 Long-term Incentive Plan

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SARATOGA RESOURCES, INC.

Dated: November 19, 2008	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman & CEO

	By:	/s/ Edward Hebert
Edward Hebert
Vice President – Finance