Form 10-K/A
period 2008-12-31
SARATOGA RESOURCES INC /TX
filed 2009-05-20
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends and restates certain disclosure items in our annual report on Form 10-K for the year ended December 31, 2008, which we originally filed on April 15, 2009.

On May 19, 2009, management concluded that the previously filed consolidated financial statements of the Company as of and for the year ended December 31, 2008 needed to be restated.

The restatement results from errors in accounting for the acquisition (the “Harvest Acquisition”) of Harvest Oil & Gas, LLC and The Harvest Group, LLC.  The Company, in reporting the Harvest Acquisition in its Form 10-K for the year ended December 31, 2008, made certain estimates as permitted by SFAS No. 141 “Business Combinations.” Subsequent to filing the Form 10-K, the Company reassessed those estimates including the application of SFAS 109, Accounting for Income Taxes related to the Harvest Acquisition. During this reassessment, the Company identified an error whereby the tax basis of its oil and gas properties was not properly adjusted,. resulting in an error in tax depletion, which caused the deferred tax assets to be overstated by $3,663,471. In addition, the Company identified an error in the purchase price allocation related to the Harvest Acquisition. This error resulted in an overstatement of depletion and impairment expense by $4,015,067 and $978,221, respectively, which resulted in a corresponding understatement of net oil and gas properties of $4,993,288, a $3,865,729 overstatement of deferred tax liabilities and an overstatement of income tax expense of $202,258. In addition, the revised statements of operations and cash flows reflect a reclassification of accretion expense from depletion, where it was previously reported.

Accordingly, this Form 10-K/A includes our restated financial statements for the year ended December 31, 2008 to correct our income tax expense, deferred tax asset and deferred tax liability, oil and gas properties, depletion and impairment expense, net income and retained earnings with accompanying notes.  This Form 10-K/A also updates disclosure in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” to reflect the restated financial statements described above and in Item 9A. “Controls and Procedures” to reflect the re-evaluation of our disclosure controls and procedures and our internal control over financial reporting by our management, including our Chief Executive Officer and our Senior Financial Officer, in connection with the filing of this Form 10-K/A.

Except for the foregoing restated information, the Form 10-K/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been addressed in reports filed with the SEC subsequent to the date of the original filing.  In addition, we have included as exhibits to this amendment new certifications of our Chief Executive Officer and Chief Financial Officer.

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

The following table sets forth certain information regarding the actual drilling results for 2008:

	Exploratory Wells (1)		Developmental Wells (1)
	Gross	Net	Gross	Net
Productive	-	-	1	1
Dry	-	-	-	-

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

Acreage Position

The following table summarizes our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2008.

	Developed acres		Undeveloped acres
	Gross	Net	Gross	Net
Grand Bay	17,544	16,024	-	-
Vermilion 16	3,573	3,573	522	522
Other	15,441	13,632	-	-

Total	37,028	33,229	522	522

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

Restatement of Financial Statements

On May 19, 2009, management concluded that the previously filed consolidated financial statements of the Company as of and for the year ended December 31, 2008 needed to be restated.

The restatement results from errors in accounting for the acquisition (the “Harvest Acquisition”) of Harvest Oil & Gas, LLC and The Harvest Group, LLC.  The Company, in reporting the Harvest Acquisition in its Form 10-K for the year ended December 31, 2008, made certain estimates as permitted by SFAS No. 141 “Business Combinations.” Subsequent to filing the Form 10-K, the Company reassessed those estimates including the application of SFAS 109, Accounting for Income Taxes related to the Harvest Acquisition. During this reassessment, the Company identified an error whereby the tax basis of its oil and gas properties was not properly adjusted resulting in an error in tax depletion, which caused the deferred tax assets to be overstated by $3,663,471. In addition, the Company identified an error in the purchase price allocation related to the Harvest Acquisition. This error resulted in an overstatement of depletion and impairment expense by $4,015,067 and $978,221, respectively, which resulted in a corresponding understatement of net oil and gas properties of $4,993,288, a $3,865,729 overstatement of deferred tax liabilities and an overstatement of income tax expense of $202,258. In addition, the revised statements of operations and cash flows will reflect a reclassification of accretion expense from depletion, where it was previously reported.

As a result of the restatement, net income for the year ended December 31, 2008 was increased by $5,195,546.

The following is a summary of the effect of the restatement on the consolidated financial statements and net income per share amounts affected on our previously reported consolidated financial statements:

RESTATED
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008
(SUCCESSOR)

	As Reported	Adjustments	Restated
ASSETS
Property and equipment:
Oil and gas properties - proved (successful efforts method)	$151,047,857	$3,401,489	$154,449,346
Total property and equipment	151,552,327	3,401,489	154,953,816
Less: Accumulated depreciation, depletion and amortization	(8,610,002)	1,591,799	(7,018,203)
Total property and equipment, net	142,942,325	4,993,288	147,935,613

Other assets, net	7,742,360	(3,663,471)	4,078,889

Total assets	$175,082,908	$1,329,817	$176,412,725

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Deferred taxes	$13,798,077	$(3,865,729)	$9,932,348

Total current liabilities	28,997,285	(3,865,729)	25,131,556

Stockholders' equity (deficit):
Retained earnings	8,917,685	5,195,546	14,113,231

Total stockholders' equity	28,244,221	5,195,546	33,439,767

Total liabilities and stockholders' equity	$175,082,908	$1,329,817	$176,412,725

RESTATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD JULY 15, 2008 TO DECEMBER 31, 2008
(SUCCESSOR)

	As Reported	Adjustments	Restated
Operating Expense:
Depreciation, depletion and amortization	$9,873,998	$(4,549,235)	$5,324,763
Accretion expense	-	534,168	534,168
Impairments	2,671,661	(978,221)	1,693,440

Total operating expenses	29,587,922	(4,993,288)	24,594,634

Operating income (loss)	(5,744,469)	4,993,288	(751,181)

Net income (loss) before income taxes	23,105,928	4,993,288	28,099,216

Income tax provision (benefit):
Current	473,125	(3,859,397)	(3,386,272)
Deferred	10,041,087	3,657,139	13,698,226

Net income	$12,591,716	$5,195,546	$17,787,262

Net Income per share:
Basic	$0.95	$0.39	$1.35

Diluted	$0.88	$0.36	$1.24

RESTATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD JULY 15, 2008 TO DECEMBER 31, 2008
(SUCCESSOR)

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	$12,591,716	$5,195,546	$17,787,262
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	9,873,998	(4,549,235)	5,324,763
Accretion expense	-	534,168	534,168
Impairments	2,671,661	(978,221)	1,693,440
Deferred taxes	10,041,087	(202,258)	9,838,829

Net cash provided by operating activities	$15,005,948	$-	$15,005,948

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

See Note 7, “Commodity Derivative Instruments”, for a more detailed discussion of our hedging activities.

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

Asset Retirement Obligations and Environmental Costs

We record the fair value of legal obligations to retire and remove long-lived assets in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related properties, plants and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties, plants and equipment is depreciated over the useful life of the related asset. See Note 9 “Asset Retirement Obligations” for additional information.

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

	Successor	Predecessor	Combined	Predecessor
	July 15, 2008 – December 31, 2008	January 1, 2008 – July 14, 2008	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
	(Restated)		(Restated)
Revenues:
Oil and gas revenues	$22,423,746	$46,475,559	$68,899,305	$57,414,900
Other revenues	1,419,707	1,116,318	2,536,025	339,778

Total revenues	23,843,453	47,591,877	71,435,330	57,754,678

Operating Expense:
Lease operating expense	10,666,669	17,356,190	28,022,859	25,180,731
Depreciation, depletion and amortization	5,324,763	2,521,020	7,845,783	7,402,479
Accretion expense	534,168	837,094	1,371,262	1,226,443
General and administrative	3,865,046	3,992,925	7,857,971	2,172,332
Impairments	1,693,440	-	1,693,440	-
Taxes other than income	2,510,548	5,609,040	8,119,588	5,769,828

Total operating expenses	24,594,634	30,316,269	54,910,903	41,751,813

Operating income (loss)	(751,181)	17,275,608	16,524,427	16,002,865

Other income (expense):
Commodity derivative income (expense), net	39,133,737	(19,060,603)	20,073,134	(12,019,439)
Interest income	67,578	47,836	115,414	181,304
Interest expense	(10,350,918)	(4,971,970)	(15,322,888)	(11,138,562)

Total other income (expense)	28,850,397	(23,984,737)	4,865,660	(22,976,697)

Net income (loss) before income taxes	28,099,216	(6,709,129)	21,390,087	(6,973,832)

Income tax provision (benefit):
Current	(3,386,272)	-	(3,386,272)	-
Deferred	13,698,226	-	13,698,226	-

Net income (loss)	$17,787,762	$(6,709,129)	$11,078,133	$(6,973,832)

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

Operating Expenses

Operating expenses increased to $54,910,903 for 2008 from $41,751,813 in 2007.  The following table sets forth the components of operating expenses for 2008 and 2007:

	Combined 2008	Predecessor 2007
Lease operating expense	$28,022,859	$25,180,731
Depreciation, depletion and amortization	7,845,783	7,402,479
Accretion expense	1,371,261	1,226,443
General and administrative expenses	7,857,971	2,172,332
Impairments	1,693,440	-
Production and severance taxes	8,119,588	5,769,828
	$54,910,903	$41,751,813

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

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization totaled $7,845,783 for 2008, as compared to $7,402,479 for 2007. The increase is due to the acquisition of the Harvest Companies during the third quarter 2008 and development programs during the fourth quarter 2008 which increased the basis of the oil and gas properties from $40,756,840 at December 31, 2007 to $154,449,346 at December 31, 2008. Depreciation, depletion and amortization is computed on the units-of-production method separately on each individual property.  DD&A expense includes the accrual of future plugging and abandonment costs. The Company accounts for future plugging and abandonment costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets (i.e., future plugging and abandonment costs) to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of the liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  The estimate of future plugging and abandonment costs is highly subjective.

Accretion expense

Accretion expense for 2008 increased to $1,371,261, from $1,226,443 in 2007.  The increase in accretion expense was attributed to an increase in the discount rate due to the higher interest rate we incurred during the financing of the Predecessor Companies.

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

Impairments

Impairments increased to $1,693,440 for 2008 from $0 for 2007.  The increase is due to significantly lower oil and gas commodity prices at year-end 2008.

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

Income Tax Provision.

Our income tax provision increased to $10,311,954 for 2008 from $0 in 2007.  The income tax provision for 2008 was attributable to the successor company reporting taxes as a c-corporation following the Harvest Acquisition which was previously operated as a limited liability company.

The effective tax rate for 2008 was 37%.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

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

We had a cash balance of $5,677,994 and a working capital deficit of $(10,528,527) at December 31, 2008 as compared to a cash balance of $4,207,149 and a working capital deficit of $(30,566,357) at December 31, 2007. The working capital deficit for 2007 was attributed to the debt under the Revolving Credit Agreement being classified as a current liability.  At December 31, 2007 and 2008, we were considered in default and the bank had not waived the covenants that were considered in default.

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

In accordance with the terms of our Revolving Credit Agreement, we have entered into commodity derivative agreements.  At December 31, 2008, commodity derivative instruments were in place covering approximately 53% of our projected crude oil and natural gas sales over the next 3 years. See Note 7 “Commodity Derivative Instruments” to our consolidated and combined financial statements for further information.

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

Item 8.

Financial Statements and Supplementary Data

Our financial statements appear immediately after the signature page of this report.  See “Index to Financial Statements” on page 56 of this report.

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

Our chief executive officer and our principal financial officer reviewed whether the restatement of our financial results for the fiscal year ended December 31, 2008 affected their conclusions that our disclosure controls and procedures, as of December 31, 2008, were effective in timely alerting them to material company information required to be included in our periodic filings with the SEC. In connection with their review, our chief executive officer and chief financial officer noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed was accumulated and communicated to our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. Rather, the restatements resulted from changes to preliminary estimates and allocations relating to the acquisition of the Harvest Companies.  Therefore, based on that review, our chief executive officer and our principal financial officer determined that their prior conclusions, that our disclosure controls and procedures were effective as of December 31, 2008, had not changed.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.  In conducting its assessment, as noted regarding the effectiveness of disclosure controls and procedures, management determined that the restatement of our financial statements as a result of changes to preliminary estimates and allocations relating to the acquisition of the Harvest Companies did not arise from, or reflect, any material weakness any internal control over financial reporting.  Based on our assessment, management has concluded that our internal control over financial reporting at December 31, 2008, were effective.

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

SARATOGA RESOURCES, INC.

Dated: May 20, 2009	By:	/s/ Thomas F. Cooke
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

As discussed in Note 3 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

As discussed in Note 5 to the consolidated financial statements, Saratoga Resources, Inc. acquired Harvest Oil and Gas, Inc and The Harvest Group, Inc. The transaction was accounted for as a business combination and the basis of assets and liabilities were adjusted to their estimated fair values. Accordingly, the consolidated financial statements as of and for the successor period ended December 31, 2008 are not comparable with prior periods.

The accompanying consolidated financial statements have been prepared assuming that Saratoga Resources, Inc. (Debtor-in-Possession) will continue as a going concern. As discussed in Note 4 to the financial statements, Saratoga Resources, Inc. filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code on March 31, 2009, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

April 15, 2009, except for Note 3 as to which the date is May 20, 2009

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

A Professional Accounting Corporation

Metairie, LA

February 11, 2008

Saratoga Resources, Inc.

(DEBTOR AND DEBTOR-IN-POSSESSION)

BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Successor)	(Predecessor)
	(Consolidated)	(Combined)
ASSETS	(Restated)
Current assets:
Cash and cash equivalents	$5,677,994	$4,207,149
Accounts receivable	7,392,887	13,272,988
Prepaid expenses and other	1,186,090	1,019,123
Due from related parties	-	59,285
Derivative asset	346,058	-
Total current assets	14,603,029	18,558,545

Property and equipment:
Oil and gas properties - proved (successful efforts method)	154,449,346	40,756,840
Other	504,470	251,888
	154,953,816	41,008,728
Less: Accumulated depreciation, depletion and amortization	(7,018,203)	(12,022,256)
Total property and equipment, net	147,935,613	28,986,472

Derivative asset	9,795,194	-
Other assets, net	4,078,889	1,570,604
Total assets	$176,412,725	$49,115,621

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,869,017	$3,776,923
Revenue and severance tax payable	783,459	-
Accrued liabilities	1,705,408	2,022,490
Short-term notes payable	581,836	28,878,289
Current portion of long-term debt – related parties	259,488	339,460
Deferred taxes	9,932,348	-
Derivative liabilities	-	14,107,740
Total current liabilities	25,131,556	49,124,902

Long-term liabilities
Asset retirement obligation	9,124,717	12,375,931
Long-term debt, net of discount of $1,740,250	108,288,628	-
Long-term debt – related parties	428,057	-
Total long-term liabilities	117,841,402	12,375,931

Commitment and contingencies (see notes)

Stockholders' equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized 16,877,792 shares issued and outstanding at December 31, 2008	16,878	-
Additional paid-in capital	19,309,658	-
Members’ deficit	-	(12,385,212)
Retained earnings	14,113,231	-

Total stockholders' equity (deficit)	33,439,767	(12,385,212)

Total liabilities and stockholders' equity	$176,412,725	$49,115,621

See notes to consolidated and combined financial statements.

Saratoga Resources, Inc.

(DEBTOR AND DEBTOR-IN-POSSESSION)

STATEMENTS OF OPERATIONS

	For the Periods
	July 15, 2008 - December 31, 2008 (Successor)	January 1, 2008 - July 14, 2008 (Predecessor)	For the Year Ended December 31, 2007 (Predecessor)
	(Consolidated)	(Combined)	(Combined)
	(Restated)
Revenues:
Oil and gas revenues	$22,423,746	$46,475,559	$57,414,900
Other revenues	1,419,707	1,116,318	339,778

Total revenues	23,843,453	47,591,877	57,754,678

Operating Expense:
Lease operating expense	10,666,669	17,356,190	25,180,731
Depreciation, depletion and amortization	5,324,763	2,521,020	7,402,479
Accretion expense	534,168	837,094	1,226,443
General and administrative	3,865,046	3,992,925	2,172,332
Impairments	1,693,440	-	-
Taxes other than income	2,510,548	5,609,040	5,769,828

Total operating expenses	24,594,634	30,316,269	41,751,813

Operating income (loss)	(751,181)	17,275,608	16,002,865

Other income (expense):
Commodity derivative income (expense), net	39,133,737	(19,060,603)	(12,019,439)
Interest income	67,578	47,836	181,304
Interest expense	(10,350,918)	(4,971,970)	(11,138,562)

Total other income (expense)	28,850,397	(23,984,737)	(22,976,697)

Net income (loss) before income taxes	28,099,216	(6,709,129)	(6,973,832)

Income tax provision (benefit)
Current	(3,386,272)	-	-
Deferred	13,698,226	-	-

Net income (loss)	$17,787,262	$(6,709,129)	$(6,973,832)

Net income per share:
Basic	$1.35	$-	$-

Diluted	$1.24	$-	$-

Weighted average number of common shares outstanding:
Basic	13,205,945	-	-

Diluted	14,334,725	-	-

See notes to consolidated and combined financial statements.

Saratoga Resources, Inc.

(DEBTOR AND DEBTOR-IN-POSSESSION)

STATEMENTS OF CHANGES IN MEMBERS’ DEFICIT (PREDECESSOR) AND

STOCKHOLDERS' EQUITY (SUCCESSOR)

			Additional Paid-in Capital	Net Income (Loss)	Members’ Capital (Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Predecessor Entity (Combined)
Balance, December 31, 2006	-	$-	$-	$-	$(2,497,451)	$-

Members’ distribution	-	-	-	-	(2,913,929)	-

Net loss	-	-	-	-	(6,973,832)	-

Balance, December 31, 2007	-	-	-	-	(12,385,212)	-

Members’ distribution	-	-	-	-	(3,811,195)	-

Net loss	-	-	-	-	(6,709,129)	-

Balance, July 14, 2008	-	-	-	-	$(22,905,536)	-

Successor Entity (Consolidated) (Restated)
Balance, December 31, 2007	10,645,292	$10,645	$3,049,394	$(3,674,031)	$-	$(613,992)

Common and restricted stock issued for services	1,332,500	1,333	104,333	-	-	105,666

Common stock issued for acquisition	4,900,000	4,900	12,490,100	-	-	12,495,000

Fair value of warrants issued in connection with debt financing	-	-	2,054,039	-	-	2,054,039

Fair value of warrants issued for services	-	-	69,652	-	-	69,652

Stock-based employee compensation	-	-	1,542,140	-	-	1,542,140

Net income	-	-	-	17,787,262	-	17,787,262

Balance, December 31, 2008	16,877,792	$16,878	$19,309,658	$14,113,231	$-	$33,439,767

See notes to consolidated and combined financial statements.

Saratoga Resources, Inc.

(DEBTOR AND DEBTOR-IN-POSSESSION)

STATEMENTS OF CASH FLOWS

	For the Periods
	July 15, 2008 - December 31, 2008 (Successor)	January 1, 2008 - July 14, 2008 (Predecessor)	For the Year Ended December 31, 2007 (Predecessor)
	(Consolidated)	(Combined)	(Combined)
	(Restated)
Cash flows from operating activities:
Net income (loss)	$17,787,262	$(6,709,129)	$(6,973,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	5,324,763	2,521,020	7,402,479
Accretion expense	534,168	837,094	1,226,443
Impairments	1,693,440
Amortization of debt issuance costs	440,130	-	303,833
Amortization of debt discount	313,816	2,762,698	6,162,632
Commodity derivative income	(39,404,983)	15,155,991	11,186,596
Stock-based compensation	1,547,763	-	-
Deferred taxes	9,838,829	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	10,567,925	(5,252,765)	(2,630,233)
(Increase) decrease in prepaids and other	722,446	(1,214,106)	772,222
Increase (decrease) in accounts payable	8,089,827	(596,719)	1,214,309
Increase (decrease) in revenue and severance tax payable	(2,886,879)	3,670,338	-
Increase (decrease) in accrued liabilities	437,441	(1,116,005)	(1,905,208)
Increase (decrease) in due to related parties	-	55,666	280,176
Net cash provided by operating activities	15,005,948	10,114,083	17,039,417

Cash flows from investing activities:
Additions to oil and gas property	(12,236,991)	(4,957,082)	(8,072,906)
Proceeds from escrow held on purchase of oil and gas property	-	-	5,182,321
Acquisition of Harvest Companies	2,030,440	-	-
Additions to other property and equipment	(211,532)	(14,362)	(12,793)
Additions to other assets	(257,194)	(243,512)	(411,544)
Net cash used in investing activities	(10,675,277)	(5,214,956)	(3,314,922)

Cash flows from financing activities:
Distributed capital	-	(3,811,194)	(2,913,929)
Repayment of short-term notes payable	(1,122,267)	(2,232,082)	(7,094,615)
Proceeds from debt borrowings	4,345,878	-	-
Proceeds from debt borrowings - related party	687,545	-	-
Repayment of debt borrowings - related party	(482,942)	-	-
Debt issuance cost	(2,107,750)	-	(303,833)
Net cash provided (used) in financing activities	1,320,464	(6,043,276)	(10,312,377)

Net increase (decrease) in cash and cash equivalents	5,651,135	(1,144,149)	3,412,118

Cash and cash equivalents - beginning of period	26,859	4,207,149	795,031

Cash and cash equivalents - end of period	$5,677,994	$3,063,000	$4,207,149

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,567,516	$2,209,272	$5,049,657

Non-cash investing and financing activities:
Common stock issued in connection with Harvest acquisition	$12,495,000	$-	$-
Note payable issued in connection with Harvest acquisition	$105,683,000	$-	$-

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

See Note 7, “Commodity Derivative Instruments”, for a more detailed discussion of our hedging activities.

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

Exploratory Costs

Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred. Exploratory well costs are capitalized, or “suspended,” on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry holes. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. For complex exploratory discoveries, it is not unusual to have exploratory wells remain suspended on the balance sheet for several years while we perform additional appraisal drilling and seismic work on the potential oil and gas field, or while we seek government or co-venturer approval of development plans or seek environmental permitting. Once all required approvals and permits have been obtained, the projects are moved into the development phase, and the oil and gas reserves are designated as proved reserves. See Note 8 “Oil and Gas Assets.”

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

Asset Retirement Obligations and Environmental Costs

We record the fair value of legal obligations to retire and remove long-lived assets in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related properties, plants and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties, plants and equipment is depreciated over the useful life of the related asset. See Note 9 “Asset Retirement Obligations” for additional information.

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

NOTE 3.  RESTATEMENT OF FINANCIAL STATEMENTS

On May 19, 2009, management of Saratoga Resources, Inc. concluded that the previously filed consolidated financial statements of the Company as of and for the year ended December 31, 2008 needed to be restated.

The restatement results from errors in accounting for the acquisition (the “Harvest Acquisition”) of Harvest Oil & Gas, LLC and The Harvest Group, LLC.  The Company, in reporting the Harvest Acquisition in its Form 10-K for the year ended December 31, 2008, made certain estimates as permitted by SFAS No. 141 “Business Combinations.” Subsequent to filing the Form 10-K, the Company reassessed those estimates including the application of SFAS 109, Accounting for Income Taxes related to the Harvest Acquisition. During this reassessment, the Company identified an error whereby the tax basis of its oil and gas properties was not properly adjusted resulting in an error in tax depletion, which caused the deferred tax assets to be overstated by $3,663,471. In addition, the Company identified an error in the purchase price allocation related to the Harvest Acquisition. This error resulted in an overstatement of depletion and impairment expense by $4,015,067 and $978,221, respectively, which resulted in a corresponding understatement of net oil and gas properties of $4,993,288, a $3,865,729 overstatement of deferred tax liabilities and an overstatement of income tax expense of $202,258. In addition, the revised statements of operations and cash flows will reflect a reclassification of accretion expense from depletion, where it was previously reported.

The following is the restated consolidated balance sheet as of December 31, 2008, and the restated consolidated statements of operations, shareholders’ equity, and cash flows for the period from July 14, 2008 through December 31, 2008 compared to the previously reported amounts:

RESTATED
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2008
(SUCCESSOR)

	As Reported	Adjustments	Restated
ASSETS
Property and equipment:
Oil and gas properties - proved (successful efforts method)	$151,047,857	$3,401,489	$154,449,346
Total property and equipment	151,552,327	3,401,489	154,953,816
Less: Accumulated depreciation, depletion and amortization	(8,610,002)	1,591,799	(7,018,203)
Total property and equipment, net	142,942,325	4,993,288	147,935,613

Other assets, net	7,742,360	(3,663,471)	4,078,889

Total assets	$175,082,908	$1,329,817	$176,412,725

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Deferred taxes	$13,798,077	$(3,865,729)	$9,932,348

Total current liabilities	28,997,285	(3,865,729)	25,131,556

Stockholders' equity (deficit):
Retained earnings	8,917,685	5,195,546	14,113,231

Total stockholders' equity	28,244,221	5,195,546	33,439,767

Total liabilities and stockholders' equity	$175,082,908	$1,329,817	$176,412,725

RESTATED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIOD JULY 15, 2008 TO DECEMBER 31, 2008
(SUCCESSOR)

	As Reported	Adjustments	Restated
Operating Expense:
Depreciation, depletion and amortization	$9,873,998	$(4,549,235)	$5,324,763
Accretion expense	-	534,168	534,168
Impairments	2,671,661	(978,221)	1,693,440

Total operating expenses	29,587,922	(4,993,288)	24,594,634

Operating income (loss)	(5,744,469)	4,993,288	(751,181)

Net income (loss) before income taxes	23,105,928	4,993,288	28,099,216

Income tax provision (benefit):
Current	473,125	(3,859,397)	(3,386,272)
Deferred	10,041,087	3,657,139	13,698,226

Net income	$12,591,716	$5,195,546	$17,787,262

Net Income per share:
Basic	$0.95	$0.39	$1.35

Diluted	$0.88	$0.36	$1.24

RESTATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD JULY 15, 2008 TO DECEMBER 31, 2008
(SUCCESSOR)

	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net income (loss)	$12,591,716	$5,195,546	$17,787,262
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	9,873,998	(4,549,235)	5,324,763
Accretion expense	-	534,168	534,168
Impairments	2,671,661	(978,221)	1,693,440
Deferred taxes	10,041,087	(202,258)	9,838,829

Net cash provided by operating activities	$15,005,948	$-	$15,005,948

NOTE 4.  GOING CONCERN

As shown in the accompanying financial statements, the Company had net income of $17.8 million for the period from July 15, 2008 to December 31, 2008, has retained earnings of $14.1 million and a working capital deficit of $10.5 million as of December 31, 2008 and has several significant future financial obligations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5.  HARVEST ACQUISITION

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

Pro-Forma Information	Year Ended December 31,
	2008	2007
	(Restated)
Oil and gas revenue	$68,899,305	$57,414,900
Income from operations	16,524,427	16,002,865
Net income (loss)	$11,078,133	$(6,973,832)

Basic income (loss) per share	$0.84	$(0.53)
Diluted Income (loss) per share	$0.77	$(0.53)

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

See “NOTE 15. SUBSEQUENT EVENTS” regarding certain notices of default given with respect to the Wayzata Credit Agreement.

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

See “NOTE 15. SUBSEQUENT EVENTS” regarding certain notices of default given with respect to the Revolving Credit Agreement.

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

NOTE 6.  DEBT

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

See “NOTE 15. SUBSEQUENT EVENTS” regarding notices of default giving regarding the Revolving Credit Agreement.

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

See “NOTE 15. SUBSEQUENT EVENTS” regarding notices of default giving regarding the Wayzata Credit Agreement

NOTE 7.  COMMODITY DERIVATIVE INSTRUMENTS

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

NOTE 8.  OIL AND GAS ASSETS:

Property and equipment consisted of the following at:

	December 31,
	2008 (Successor)	2007 (Predecessor)
	(Restated)
Oil and gas properties (proved):
Subject to amortization	$154,449,346	$40,756,840
Not subject to amortization
Development in progress	-	-
Total not subject to amortization	-	-
Gross oil and gas properties (proved)	154,449,346	40,756,840
Accumulated depreciation, depletion and amortization	(6,939,036)	(11,963,126)
Net oil and gas properties (proved)	147,510,310	28,793,714
Other property and equipment	504,470	251,888
Accumulated depreciation and amortization	(79,167)	(59,130)
Net other property and equipment	425,303	192,758
Net property and equipment	$147,935,613	$28,986,472

NOTE 9.  ASSET RETIREMENT OBLIGATIONS

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

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at January 1, 2007 (Predecessor)	$11,149,488
Accretion expense	1,226,443
Additions	-
Revisions	-
Settlements	-
Balance at December 31, 2007 (Predecessor)	12,375,931
Accretion expense	837,094
Additions	-
Revisions	-
Settlements	-
Balance at July 14, 2008 (Predecessor)	$13,213,025

Balance at July 15, 2008 (Successor)	$-
Accretion expense	534,168
Additions	6,422,791
Revisions	2,167,758
Settlements	-
Balance at December 31, 2008 (Successor)	$9,124,717

NOTE 10.   RELATED PARTY TRANSACTIONS

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

NOTE 11.   COMMITMENTS AND CONTINGENCIES

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

NOTE 12.   COMMON STOCK

The following information relates to the common stock of the Successor Company.

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended December 31, 2008
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share

	(Restated)		(Restated)
Basic:
Income (loss) attributable to common stock	$17,787,262	13,205,945	$1.35
Effective of Dilutive Securities:
Stock options and other	-	1,128,780
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$17,787,262	14,334,725	$1.24

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

NOTE 13.  INCOME TAXES

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

Our provision for income taxes at December 31, 2008 consisted of the following:

Current:
Federal	$(3,859,397)
State	473,125
$(3,386,272)

Deferred:
Federal	$13,698,226
State	-
$13,698,226

The U.S. federal statutory income tax rate is reconciled to the effective rate at December 31, 2008 as follows:

Income tax expense at U.S. federal statutory rate	35.0%
State and local income taxes, net of federal income tax benefit	1.1%
Temporary differences	0.6%
Provision for income taxes	36.7%

The components of the net deferred tax assets (liabilities) at December 31, 2008, are as follows:

Deferred tax asset
Stock-based compensation	$356,076
Debt issuance cost (amortization)	205,618
Impairment	592,704
Accretion	196,229
Deferred tax liability
Property and equipment (depletion)	(1,250,777)
Derivative hedging	(13,791,744)
Property and equipment (depreciation)	(6,332)
Deferred tax liability	$(13,698,226)

At December 31, 2008, the Company had $11.0 million of federal net operating loss, or NOL, carryforwards; the federal NOL carryforwards have expiration dates through the year 2028.

At this time, the Company has not established a valuation allowance for uncertainties in realizing the benefit of tax loss and credit carryforwards, and other deferred tax assets; while the Company expects to realize the deferred tax assets at December 31, 2008, changes in estimates of future taxable income or in tax laws may alter this expectation.

NOTE 14.  FAIR VALUE MEASUREMENTS

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

The following table provides fair value measurement information within the hierarchy for Saratoga's financial assets and liabilities at December 31, 2008:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
			Significant Unobservable Inputs (Level 3)

				Total

Assets (liabilities):
Oil and gas derivative option contracts	$-	$1,380,259	$-	$1,380,259
Oil and gas derivative swap contracts	-	8,760,993	-	8,760,993
Total	$-	$10,141,252	$-	$10,141,252

The estimated fair value of crude oil and natural options and price swaps contracts was based upon forward commodity price curves based on quoted market prices.

NOTE 15.  SUBSEQUENT EVENTS

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

Capitalized costs for our oil and gas producing activities consisted of the following at the end of each of the years in the three-year period ended December 31, 2008:

	2008 (Successor)	2007 (Predecessor)	2006 (Predecessor)
	(Restated)
Proved properties	$154,449,346	$40,756,840	$37,990,764
Unproved properties	-	-	-
	154,449,346	40,756,840	37,990,764
Accumulated depreciation, depletion and amortization	(6,939,036)	(11,963,125)	(4,589,260)
Net capitalized costs	$147,510,310	$28,793,715	$33,401,504

Costs incurred for oil and gas property acquisitions, exploration and development for each of the years in the three-year period ended December 31, 2008 are as follows:

	2008 (Successor)	2007 (Predecessor)	2006 (Predecessor)
	(Restated)
Acquisitions	$146,861,318	$-	$11,975,518
Reimbursement of escrow held in acquisition	-	(5,182,321)	-
Overriding royalty interest given up to lender	-	-	(3,425,374)
Capitalized asset retirement obligation	-	-	7,598,408
Revisions to asset retirement obligation	(4,648,962)
Impairments	-	-	-
Exploration	-	-	-
Development	12,236,990	7,948,397	12,317,832
	$154,449,346	$2,766,076	$28,466,384

The following table sets forth the consolidated and combined results of operations for the year ended December 31, 2008, together with the consolidated and combined results of operations of the Harvest Acquisition as predecessor for the year ended December 31, 2007.

	July 15, 2008 – December 31, 2008 (Successor)	January 1, 2008 – July 14, 2008 (Predecessor)	For the Year Ended December 31, 2008 (Combined)	For the Year Ended December 31, 2007 (Predecessor)
	(Restated)		(Restated)
Oil and gas sales	$22,423,746	$46,475,559	$68,899,305	$57,414,900
Production costs	(10,666,669)	(17,356,190)	(28,022,859)	(25,180,731)
Exploration expenses	-	-	-	-
Depreciation, depletion and amortization	(5,245,596)	(2,507,086)	(7,752,682)	(7,373,867)
Impairments	(1,693,440)	-	(1,693,440)	-
Taxes other than income	(2,510,548)	(5,609,040)	(8,119,588)	(5,769,828)
Income before income taxes	2,307,493	21,003,243	23,310,736	19,090,474
Income tax provision*	846,812	7,707,848	8,554,660	7,005,893
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$1,460,681	$13,295,395	$14,756,076	$12,084,581

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