Form 10-Q
period 2009-03-31
SARATOGA RESOURCES INC /TX
filed 2009-05-20
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission File Number 0-27563

SARATOGA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Texas	76-0314489
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7500 San Felipe, Suite 675, Houston, Texas 77063
(Address of principal executive offices)(Zip Code)

(713) 458-1560
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Smaller reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 1, 2009, we had 16,685,292 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC..

FORM 10-Q

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (Restated)	3
	Consolidated and Combined Statements of Operations for the three months ended March 31, 2009 and March 31, 2008	4
	Consolidated and Combined Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008	5
	Notes to Consolidated and Combined Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 6.	Exhibits	22

PART I - FINANCIAL INFORMATION

ITEM 1.

Financial Statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$4,709,447	$5,677,994
Accounts receivable	8,065,955	7,392,887
Prepaid expenses and other	826,199	1,186,090
Derivative asset	6,674,251	346,058
Total current assets	20,275,852	14,603,029

Property and equipment:
Oil and gas properties - proved (successful efforts method)	156,461,408	154,449,346
Other	537,279	504,470
	156,998,687	154,953,816
Less: Accumulated depreciation, depletion and amortization	(10,456,161)	(7,018,203)
Total property and equipment, net	146,542,526	147,935,613

Derivative asset	3,174,040	9,795,194
Other assets, net	3,882,324	4,078,889
Total assets	$173,874,742	$176,412,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$11,869,017
Revenue and severance tax payable	-	783,459
Accrued liabilities	-	1,705,408
Short-term notes payable	23,866	581,836
Current portion of long-term debt - related parties	-	259,488
Deferred taxes	7,388,353	9,932,348
Total current liabilities	7,412,219	25,131,556

Long-term liabilities:
Asset retirement obligation	9,438,820	9,124,717
Deferred taxes	489,847	-
Long-term debt, net of unamortized discount of $1,680,979 and $1,740,250, respectively	108,347,899	108,288,628
Long-term debt - related parties	-	428,057
Total long-term liabilities	118,276,566	117,841,402

Liabilities subject to compromise	17,973,455	-

Commitment and contingencies (see notes)

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized 16,685,292 and 16,877,792 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	16,685	16,878
Additional paid-in capital	19,728,983	19,309,658
Retained earnings	10,466,834	14,113,231

Total stockholders' equity	30,212,502	33,439,767

Total liabilities and stockholders' equity	$173,874,742	$176,412,725

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2009 (Successor)	2008 (Predecessor)
Revenues:	(Consolidated)	(Combined)
Oil and gas revenues	$8,527,355	$17,769,831
Other revenues	27,659	636,597

Total revenues	8,555,014	18,406,428

Operating Expense:
Lease operating expense	4,644,398	7,359,432
Depreciation, depletion and amortization	3,437,958	1,253,897
Accretion expense	314,103	433,169
General and administrative	1,934,390	2,706,821
Taxes other than income	1,132,802	2,108,902

Total operating expenses	11,463,651	13,862,221

Operating income (loss)	(2,908,637)	4,544,207

Other income (expense):
Commodity derivative income (expense), net	2,840,217	(5,772,220)
Interest income	-	25,988
Interest expense	(5,184,602)	(1,829,174)

Total other income (expense)	(2,344,385)	(7,575,406)

Net loss before reorganization expenses and income taxes	(5,253,022)	(3,031,199)

Reorganization expenses	235,000	-

Net loss before income taxes	(5,488,022)	(3,031,199)

Income tax provision (benefit):
Current	(3,419,071)	-
Deferred	1,577,446	-

Net loss	$(3,646,397)	$(3,031,199)

Net loss per share – basis and diluted:	$(0.22)	$-

Weighted average number of common shares outstanding – basic and diluted:	16,709,514	-

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2009 (Successor)	2008 (Predecessor)
	(Consolidated)	(Combined)
Cash flows from operating activities:
Net loss	$(3,646,397)	$(3,031,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	3,437,958	1,253,897
Accretion expense	314,103	433,169
Amortization of debt issuance costs	103,045	-
Amortization of debt discount	59,271	850,707
Commodity derivative income	292,961	3,801,922
Stock-based compensation	419,132	-
Deferred taxes	(1,960,625)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(673,068)	294,372
(Increase) decrease in prepaid and other assets	359,891	(87,605)
Increase (decrease) in accounts payable	(258,656)	3,770,849
Increase in revenue and severance tax payable	2,670,776	-
Increase in accrued liabilities	598,020	375,237
Decrease in due to related parties	-	(23,706)

Net cash provided by operating activities	1,716,411	7,637,643

Cash flows from investing activities:
Additions to oil and gas property	(2,012,062)	(1,928,876)
Additions to other property and equipment	(32,809)	(18,883)

Net cash used in investing activities	(2,044,871)	(1,947,759)

Cash flows from financing activities:
Distributed capital	-	(588,888)
Repayment of short-term notes payable	(557,970)	-
Proceeds from debt borrowings	-	168,131
Repayment of debt borrowings - related party	(82,117)	-

Net cash used in financing activities	(640,087)	(420,757)

Net increase (decrease) in cash and cash equivalents	(968,547)	5,269,127

Cash and cash equivalents - beginning of period	5,677,994	4,207,149

Cash and cash equivalents - end of period	$4,709,447	$9,476,276

Supplemental disclosures of cash flow information:
Cash paid for income taxes	-	-
Cash paid for interest	$3,306,907	$1,073,324

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

Notes to Financial Statements

March 31, 2009

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Saratoga Resources, Inc. (“Saratoga,” the “Company” or the “Successor Company”) is an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of natural gas and crude oil properties.

On July 14, 2008 (the “Acquisition Date”), the Company acquired (the “Harvest Acquisitions”) all of the equity interests in Harvest Oil & Gas, LLC (“Harvest Oil”) and the Harvest Group, LLC (“Harvest Group,” and together with Harvest Oil, the “Harvest Companies” or the “Predecessor Companies”).

On March 31, 2009, the Company and its principal operating subsidiaries filed voluntary Chapter 11 petitions in the U.S. Bankruptcy Court for the Western District of Louisiana.

Financial Statements Presented

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

The consolidated financial statements for the Successor Company as of and for the quarter ended March 31, 2009 include the financial statements of Saratoga Resources, Inc., and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc.  Intercompany transactions and balances are eliminated in consolidation.

The combined financial statements for the Predecessor Companies for the quarter ended March 31, 2008, include the financial statements of Harvest Oil and Gas, LLC and The Harvest Group, LLC.  All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company’s Form 10-K/A No. 1 for the year ended December 31, 2008.

Accounting for Reorganization

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements of Saratoga have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Saratoga’s consolidated financial statements do not reflect adjustments that might be required if we (or each of the Saratoga Debtors) are unable to continue as a going concern. SOP 90-7 requires the following for Debtor entities:

•

Reclassification of unsecured or under-secured pre-petition liabilities to a separate line item in the balance sheet which we have called Liabilities Subject to Compromise (“LSTC”);

•

Non-accrual of interest expense for financial reporting purposes, to the extent not paid during bankruptcy and not expected to be an allowable claim. However, unpaid contractual interest is calculated for disclosure purposes.

•

Adjust any unamortized deferred financing costs and discounts/premiums associated with debt classified as LSTC to reflect the expected amount of the probable allowed claim;

•

Segregation of reorganization items (direct and incremental costs, such as professional fees, of being in bankruptcy) as a separate line item in the statement of operations outside of income from continuing operations. During the quarter ended March 31, 2009, we incurred $235,000 of reorganization costs, which reflects cash payments of $235,000 all of which are related to operating activities;

•

Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under SFAS No. 5, “Accounting for Contingencies.”  If valid unrecorded claims, including parent guarantees of subsidiary debt, meeting the SFAS No. 5 criteria are presented to us in future periods, we would accrue for these amounts, also at the expected amount of the allowed claim rather than at the expected settlement amount.

•

Disclosure of condensed combined debtor entity financial information, if our consolidated financial statements include material subsidiaries that did not file for bankruptcy protection.

•

Upon confirmation of our plan of reorganization, and our emergence from Chapter 11 reorganization, “fresh-start reporting” must be adopted if the reorganization value of our assets immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. Essentially, the reorganization value of the entity, as mutually agreed to by the debtor-in-possession and its creditors, would be allocated to the entity’s assets in conformity with the procedures specified by SFAS No. 141(R), “Business Combinations.”

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged. We are currently assessing the impact, if any, that the adoption of this pronouncement will have on our disclosures.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently assessing the impact, if any, that the adoption of this pronouncement will have on our operating results, financial position or cash flows.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. Adoption of this statement did not have a material effect on our financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. On January 1, 2009, we adopted EITF 07-5 and the adoption of this statement had no material effect on our financial statements.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” Certain conclusions reached in EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” were nullified in EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. On January 1, 2009, we adopted EITF 08-4. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

NOTE 2 – CHAPTER 11 BANKRUPTCY AND GOING CONCERN

On March 31, 2009, the Debtors filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  The filings were made in the United States Bankruptcy Court for the Western District of Louisiana in Lafayette (the “Bankruptcy Court”).  The Debtors cases are being jointly administered under Case No. 09-50397.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Debtors have been given interim authority for the limited use of cash collateral to pay expenses as set forth on a cash collateral budget through May 2009 and in accordance with applicable provisions of the Bankruptcy Code. The Debtors intend to file a final motion seeking authority for the use of cash collateral beyond this date and it is expected that such authority would be granted.

As of the date of this filing, the Debtors have not filed a Plan of Reorganization.

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

NOTE 3 – LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 Filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Refer to Note 2, Chapter 11 Bankruptcy and Going Concern.

The Debtors have been paying and intend to continue to pay undisputed postpetition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise.

SOP 90-7 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Liabilities subject to compromise consist of the following at March 31, 2009:

Accounts payable	$11,610,365
Revenue and severance tax payable	3,454,235
Accrued interest	1,711,302
Accrued liabilities	592,125
Notes payable – related parties	605,428
Total liabilities subject to compromise	$17,973,455

NOTE 4  – HARVEST ACQUISITION

On July 14, 2008, the Company acquired (the “Harvest Acquisitions”) all of the equity interests in Harvest Oil & Gas, LLC (“Harvest Oil”) and the Harvest Group, LLC (“Harvest Group,” and together with Harvest Oil, the “Harvest Companies” or the “Predecessor Companies”).

The following table presents pro forma data that reflects revenue, income from continuing operations, net income and income per share for the quarters ended March 31, 2009 and 2008 as if the Harvest Acquisition had occurred at the beginning of the periods.

Pro-Forma Information	Three Months Ended March 31,
	2009	2008
Oil and gas revenue	$8,527,355	$17,769,831
Income (loss) from operations	(2,908,637)	4,544,207
Net income (loss)	$(3,646,397)	$(3,031,199)

Basic and diluted loss per share	$(0.22)	$(0.18)

NOTE 5 – STOCK-BASED COMPENSATION EXPENSE

During the quarter ended March 31, 2009, the Company issued 7,500 shares of common stock for services of consultants and directors and granted stock options to purchase 75,000 shares of common stock.  Stock based compensation expense attributable to the issuance of shares and grants of options during the quarter totaled $16,986.

Additionally, the Company realized $402,146 of stock-based compensation expense during the quarter ended March 31, 2009, which expense was attributable to grants made during 2008 with the associated expense being recognized over the service period.  At March 31, 2009, unamortized stock-based compensation not yet recorded totaled $485,229.

The following table summarizes information about restricted share activity for the quarter ended March 31, 2009:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2009	832,000	$2.55
Granted	-	-
Forfeited	(200,000)	2.55
Vested	(320,000)	2.55
Outstanding at March 31, 2009	312,000	$2.55

The following table summarizes information about stock option activity for the quarter ended March 31, 2009	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	-	$-	$-
Granted	75,000	0.36	13,500
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2009	75,000	$0.36	$13,500
Exercisable at March 31, 2009	75,000	$0.36	$13,500

The following table summarizes information about stock warrant activity for the quarter ended March 31, 2009:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,085,516	$0.07	$510,523
Granted	5,000	1.50	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2009	1,090,516	$0.08	$510,523
Exercisable at March 31, 2009	1,090,516	$0.08	$510,523

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Share-based compensation expense included in reported net income	$419,132	$-
Earnings per share effect of share-based compensation expense	$(0.03)	$-

NOTE 6 – COMMON STOCK

Equity Issuances

During the quarter ended March 31, 2009, the Company issued 5,000 shares of common stock for services of a director and 2,500 shares of common stock to a consultant for services. The grant-date value of these shares was $2,700.

During the quarter ended March 31, 2009, 200,000 shares of restricted common stock were forfeited and cancelled. In addition, 320,000 shares of restricted stock vested during the quarter.

Stock Options

During the quarter ended March 31, 2009, stock options to purchase 75,000 shares of common stock, with a grant-date value of $13,386, were granted to directors.  The options are exercisable at $0.36 per share for a term of ten years.

Earnings Per Share

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive totaled 1,165,516 and 0 shares for the three months ended March 31, 2009 and 2008, respectively.

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended March 31, 2009
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share

Basic:
Income (loss) attributable to common stock	$(3,646,397)	16,709,514	$(0.22)
Effective of Dilutive Securities:
Stock options and other	-	-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(3,646,397)	16,709,514	$(0.22)

NOTE 7 – COMMODITY DERIVATIVE INSTRUMENTS

During the quarters ended March 31, 2009 and 2008, respectively, the Successor Company recognized a realized gain of $3,133,178 in the Statement of Operations and the Predecessor Company recognized a realized loss of $1,970,298.  During the quarters ended March 31, 2009 and 2008, respectively, the Successor Company had an unrealized loss of $292,961 and the Predecessor Company had an unrealized loss of $3,801,922 as the result of market-to-market valuations.

As of March 31, 2009, the following natural gas derivative instruments were outstanding:

	NYMEX Contract Price Per MMBtu
	Fixed-Price Swaps		Put Options		Call Options
		Weighted	Volume	Weighted	Volume	Weighted
		Average	in	Average	in	Average
Period	MMBtu	Fixed Price	MMBtus	Strike Price	MMBtus	Strike Price
2009	478,235	$7.57	146,931	$6.66	-	-
2010	397,880	$7.58	143,100	$6.50
2011	241,089	$6.85	131,175	$6.50	-	-

As of March 31, 2009, the Company had entered into the following crude oil derivative instruments:

	NYMEX Contract Price Per Bbl
	Fixed-Price Swaps		Put Options		Call Options
		Weighted	Volume	Weighted	Volume	Weighted
		Average	in	Average	in	Average
Period	MBls	Fixed Price	MMBls	Strike Price	MBls	Strike Price
2009	156,283	$101.37	34,361	$56.20	28,995	$75.00
2010	149,186	$117.63	26,484	$50.00	-	-
2011	110,826	$150.15	26,484	$50.00	-	-

At March 31, 2009, the Company recognized an asset of $9,848,291 related to the estimated fair value of these derivative instruments.

The following table provides fair value measurement information within the hierarchy for Saratoga's commodity derative instruments at March 31, 2009:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
			Significant Unobservable Inputs (Level 3)

				Total

Assets (liabilities):
Oil and gas derivative option contracts	$-	$1,243,516	$-	$1,243,516
Oil and gas derivative swap contracts	-	8,604,775	-	8,604,775
Total	$-	$9,848,291	$-	$9,848,291

The estimated fair value of crude oil and natural options and price swaps contracts was based upon forward commodity price curves based on quoted market prices.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

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

At March 31, 2009 and December 31, 2008, the amount of the escrow account totaled $1,580,198, respectively and is shown as other assets.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2008	$9,124,717
Accretion expense	314,103
Additions	-
Revisions	-
Settlements	-
Balance at March 31, 2009	$9,438,820

NOTE 9 – COMMITMENTS AND CONTINGENCIES

As noted above and in the Company’s Form 10-K/A No. 1 for the year ended December 31, 2008, during the quarter ended March 31, 2009, the Company received notices of default on its term debt facility with Wayzata Investment Partners and its revolving credit facility with Macquarie Bank Limited.  Following receipt of such notices of default and unsuccessful efforts to resolve the same, the Company and its subsidiaries filed voluntary petitions under Chapter 11 in the U.S. Bankruptcy Court.  While the Company continues to operate its business as debtor-in-possession, there is no assurance that the Company will be able successfully operate, or finance its operations, while in bankruptcy or that the Company will be able to emerge from bankruptcy with its business and capital structure substantially in tact.

The Company is involved in litigation with a former customer of the Harvest Companies regarding payment for oil and gas products marketed by that customer.  The Company has fully reserved for amounts owed by the customer and any outcome regarding this matter will not have an adverse effect on the Company’s financial position or results of operations.

In connection with the acquisition of the Harvest Companies, the Company, by agreement, assumed certain plugging and abandonment, reclamation, restoration, and clean up liabilities and obligations related thereto. To secure these liabilities, the Company maintains $9,675,360 million at March 31, 2009 in letters of credit with Macquarie.  The letters of credit are secured by the various oil and gas properties maintained by the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the three months ended March 31, 2009, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein.  Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K/A No. 1 for the year ended December 31, 2008.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K/A No. 1 for the fiscal year ended December 31, 2008.

Note Regarding Bankruptcy Filing

The accompanying consolidated and combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed elsewhere in this report, the Company filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code on March 31, 2009, which raises substantial doubt about its ability to continue as a going concern. The consolidated and combined financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.  The following discussion should be read in light of the foregoing.

Note Regarding Financial Statements Presented

As noted in the Company’s Form 10-K/A No. 1 for the year ended December 31, 2008, prior to the Company’s July 14, 2008 acquisition of Harvest Oil & Gas LLC and The Harvest Group, LLC (together, the “Harvest Companies” or the “Predecessor Companies”), the Company had minimal operations.  The consolidated financial statements for the Company (also referred to following the acquisition of the Harvest Companies, as the “Successor Company”) at and for the quarter ended March 31, 2009 include the financial statements of Saratoga Resources, Inc., and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc.

The combined financial statements for the Predecessor Companies for the quarter ended March 31, 2008, include the financial statements of Harvest Oil and Gas, LLC and The Harvest Group, LLC.

2009 Developments

Notices of Default.

Wayzata Investment Partners (“Wayzata”), the lender under our term loan facility (the “Wayzata Credit Agreement”) issued a notice of default, dated February 26, 2009, wherein it alleged nine non-monetary breaches of the Wayzata Credit Agreement, or events of default.  Wayzata, in its notice of default, did not exercise any of its rights under the Wayzata Credit Agreement, but expressly reserved the right to do so.  We disputed Wayzata’s notice of default as premature and based on incomplete data and failure to take into account various developments and circumstances.

Macquarie Bank Limited (“Macquarie”), the lender under our revolving credit facility (the “Macquarie Credit Agreement”) also issued a notice of default dated February 26, 2009, which was expressly based on Wayzata’s Notice of Default. The Macquarie notice of default was triggered by cross default provisions in the Macquarie Credit Agreement defining an event of default as an event or condition occurring which permits the holder of any material debt to accelerate that obligation.  Macquarie stated in its notice of default that it was not initiating any action to exercise its rights and remedies available, though its right to do so were expressly reserved.  As a result of the Macquarie notice of default, Macquarie rejected our requests to access additional credit available under the Macquarie Credit Agreement, which restriction of credit potentially impaired our ability to continue our development program.  We disputed the Macquarie notice of default.

Chapter 11 Filing.

Following the receipt of the referenced notices of default from Wayzata and Macquarie, we entered into discussions with Wayzata seeking an amicable resolution and forbearance in order to cure the alleged covenant defaults and to access available credit under our Macquarie Credit Agreement to continue pursuit of our ongoing drilling, workover and recompletion program.  Despite management’s efforts, management and our board of directors determined that a bankruptcy court reorganization would offer the best means of addressing our existing debt structure and realization of the long term anticipated benefits of our drilling, workover and recompletion program.  To that end, on March 31, 2009, we, and our principal operating subsidiaries, filed voluntary Chapter 11 petitions in the U.S. Bankruptcy Court for the Western District of Louisiana in Lafayette (the “Bankruptcy Court”).

We intend, subject to the Bankruptcy Courts approval, to continue to operate our business and manage our properties as debtors in possession.  While we believe that we have sufficient cash to operate our business in the immediate term, upon filing of the bankruptcy petitions, we began discussions with our senior secured lender, and other potential lenders, for new debtor-in-possession (“DIP”) financing to supplement existing working capital.  At March 31, 2009, we had cash on hand of approximately $4.7 million.

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

Our case is being jointly administered under Case No. 09-50397.  We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

We have been given interim authority for the limited use of cash collateral to pay expenses as set forth on a cash collateral budget through May 2009 and in accordance with applicable provisions of the Bankruptcy Code. We intend to file a final motion seeking authority for the use of cash collateral beyond this date and it is expected that such authority would be granted.

As of the date of this filing, we have not filed a Plan of Reorganization.

Drilling and Development Activities

During the quarter ended March 31, 2009, we continued our plan to further develop the assets acquired in the Harvest Acquisition.  During the quarter, we successfully completed workovers on 5 well in the Grand Bay Field.  Because of constraints on access to borrowings under revolving credit facility with Macquarie following the giving of the Wayzata notice of default, further development activities were placed on hold as of March 31, 2009, no wells were being drilled at March 31, 2009 and completion of a developmental well drilled during the fourth quarter of 2008 was pending.

In addition to the recompletion, workover and developmental drilling work undertaken during the quarter ended March 31, 2009, full field studies in the Grand Bay and Vermilion 16 fields continued and were ongoing at March 31, 2009.

At and for the quarter ended March 31, 2009, we had approximately 107 wells in production, including 106 wells in Louisiana and one well in Texas.

Critical Accounting Policies

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements of Saratoga have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Saratoga’s consolidated financial statements do not reflect adjustments that might be required if we (or each of the Saratoga Debtors) are unable to continue as a going concern. SOP 90-7 requires the following for Debtor entities:

•

Reclassification of unsecured or under-secured pre-petition liabilities to a separate line item in the balance sheet which we have called Liabilities Subject to Compromise (“LSTC”);

•

Non-accrual of interest expense for financial reporting purposes, to the extent not paid during bankruptcy and not expected to be an allowable claim. However, unpaid contractual interest is calculated for disclosure purposes.

•

Adjust any unamortized deferred financing costs and discounts/premiums associated with debt classified as LSTC to reflect the expected amount of the probable allowed claim;

•

Segregation of reorganization items (direct and incremental costs, such as professional fees, of being in bankruptcy) as a separate line item in the statement of operations outside of income from continuing operations;

•

Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under SFAS No. 5, “Accounting for Contingencies.”  If valid unrecorded claims, including parent guarantees of subsidiary debt, meeting the SFAS No. 5 criteria are presented to us in future periods, we would accrue for these amounts, also at the expected amount of the allowed claim rather than at the expected settlement amount.

•

Disclosure of condensed combined debtor entity financial information, if our consolidated financial statements include material subsidiaries that did not file for bankruptcy protection.

•

Upon confirmation of our plan of reorganization, and our emergence from Chapter 11 reorganization, “fresh-start reporting” must be adopted if the reorganization value of our assets immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. Essentially, the reorganization value of the entity, as mutually agreed to by the debtor-in-possession and its creditors, would be allocated to the entity’s assets in conformity with the procedures specified by SFAS No. 141, “Business Combinations.”

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

As noted above, the results of operations discussed below are comprised of the consolidated results reported by the Successor Company during the 2009 quarter and the combined results of the Predecessor Companies during the 2008 quarter.

Oil and Gas Revenue

Oil and gas revenue for the quarter ended March 31, 2009 decreased to $8,527,355 from $17,769,831 in the 2008 quarter.  The decrease in revenue was primarily attributable to lower hydrocarbon prices during the first quarter of 2009 and a 7.9% decrease in production volumes.  The following table discloses the net oil and natural gas production volumes, sales, and average sales prices for the quarters ended March 31, 2009 and 2008:

	2009	2008
Oil and gas production (Mmcfe)	1,336	1,451
Oil and gas revenues (in 000’s)	$8,527	$17,770
Price per Mcfe	$6.38	$12.25

Average daily production for the 2009 and 2008 quarters was approximately 14,842 MMcfe and 15,943 MMcfe, respectively.

The decline in average prices realized from the sale of oil and gas reflected the sharp worldwide economic decline that began during the second half of 2008 and continued to cause depressed oil and gas prices during the first quarter of 2009.

Operating Expenses

Operating expenses increased to $11,463,651 for the first quarter of 2009 from $13,862,221 in the 2008 quarter. The following table sets forth the components of operating expenses for the 2009 and 2008 quarters:

	2009	2008
Lease operating expense	$4,644,398	$7,359,432
Depreciation, depletion and amortization	3,437,958	1,253,897
Accretion expense	314,103	433,169
General and administrative expenses	1,934,390	2,706,821
Production and severance taxes	1,132,802	2,108,902
	$11,463,651	$13,862,221

As more fully described below, the decrease in operating expenses was attributable to decreases in lease operating expenses, general and administrative expenses and production and severance taxes partially offset by increased depreciation, depletion and amortization resulting from an increase in basis of the oil and gas properties relating to the Harvest Acquisition and subsequent developmental activities.

As a result of the Company’s bankruptcy filing on March 31, 2009, commencing in the second quarter of 2009 and continuing during the pendency of the bankruptcy case, the Company anticipates that its operating expenses will reflect additional general and administrative costs associated with operations while in bankruptcy.  That increase in expenses may be offset in part by reduced operating expenses attributable to a possible curtailment in the scope of operations during the bankruptcy and ongoing cost cutting efforts of the Company.

Lease Operating Expenses

Lease operating expenses for the 2009 quarter decreased to $4,644,398, or $3.48 per Mcfe, from $7,359,432 in the 2008 quarter, or $5.07 per Mcfe.  During the quarter ended March 31, 2008, the Predecessor had an oil spill in the South Atchafalaya Bay which contributed to an increase in lease operating expenses during that period.  Operating costs in our fields are relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. We are actively engaged in field management efforts to reduce our lease operating expenses on a per Mcfe basis.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the 2009 quarter increased to $3,437,958 from $1,253,897 in the 2008 quarter. The increase in DD&A was attributable to the acquisition of the Harvest Companies during the third quarter 2008 and development programs during the fourth quarter 2008 and first quarter of 2009 which increased the basis of the oil and gas properties. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

General and Administrative Expenses and Other

General and administrative expense for the 2009 quarter decreased to $1,934,390 from $2,706,821 in the 2008 quarter. The decrease was attributed to an allowance for doubtfull accounts that was established during the quarter ended March 31, 2008 relating to revenues that were not received.  During the quarter ended March 31, 2009, we incurred $235,000 of reorganization costs, which reflects cash payments for professional and other fees incurred in connection with the Chapter 11 case.

Production and Ad Valorem Taxes

Production and Ad Valorem Taxes for the 2009 quarter decreased to $1,132,802 from $2,108,902 in the 2008 quarter. The decrease is due to the decrease in oil and gas revenues during the 2009 quarter.

Other Income (Expense), Net

Net other income (expenses) totaled $2,344,385 of expenses for the 2009 quarter and $7,575,406 of expenses for 2008 quarter.  The following table sets forth the components of net other income (expenses) for the 2009 and 2008 quarters:

	2009	2008
Commodity derivative income (expense)	$2,840,217	$(5,772,220)
Interest income	-	25,988
Interest expense	(5,184,602)	(1,829,174)
	$(2,344,385)	$(7,575,406)

As more fully described below, the changes in other income (expense), net, was principally attributable to a steep decline in commodity pricing during the first quarter of 2009 as compared to the first quarter of 2008 which resulted in commodity derivative income during the 2009 quarter and a commodity derivative expense during the 2008 quarter.  The increase in interest expense during 2009 was attributable to the debt financing for the Harvest Acquisitions.

Commodity Derivative Income (Expense)

Commodity derivative income increased to a gain of $2,840,217 for the 2009 quarter from an expense of $5,772,220 for the 2008 quarter.  Pursuant to the terms of the Wayzata Credit Agreement and the Revolving Credit Agreement, we have entered into certain derivative contracts and entered into additional derivative contracts to reduce the impact of changes in the prices of oil and natural gas.  The commodity derivative income (expense) during the 2009 and 2008 quarters reflects the extreme volatility of crude oil and natural gas prices during 2008 and 2009, in particular, substantially higher pricing during the 2008 quarter, exceeding the forward hedge prices of the Predecessor Companies, and the sharp drop in oil and gas prices during the fourth quarter of 2008 and continuing during the first quarter of 2009 that resulted in forward hedge prices exceeding oil and natural gas prices during the current quarter.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under the Wayzata Credit Agreement and the Revolving Credit Agreement. Net interest expense increased to $5,184,602 in the 2009 quarter from $1,829,174 in the 2008 quarter.  The increase in net interest expense was attributable to the incurrence of approximately $110 million of debt in connection with the Harvest Acquisitions.

Income Tax Provision

Our income tax benefit increased to $1,841,625 in the 2009 quarter from $0 in the 2008 quarter.  The income tax benefit for the 2009 quarter was attributable to the Successor Company reporting taxes as a c-corporation following the Harvest Acquisition which was previously operated as a limited liability company.

The effective tax rate for the 2009 quarter was 34%.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Financial Condition

Liquidity and Capital Resources

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

We had a cash balance of $4,709,447 at March 31, 2009 as compared to a cash balance of $5,677,994 at December 31, 2008. Liabilities subject to compromise at March 31, 2009 totaled $16,143,149.

Net cash flow from operations was $1,716,411 for the quarter ended March 31, 2009 compared to $7,637,643 for the quarter ended March 31, 2008.  The change in cash flows from operations was primarily attributable to decrease in commodity prices during the quarter ended March 31, 2009.

Net cashed used in investing activities was $2,044,871 for the quarter ended March 31, 2009 compared to $1,947,759 for the quarter ended March 31, 2008.  The change in cash used in investing activities was primarily attributable to additions to oil and gas properties.

Net cash flow used in financing activities totaled $640,087 for the quarter ended March 31, 2009 compared to $420,757 used in financing activities for the quarter ended March 31, 2008.  The change in cash flows from financing activities was primarily attributable to repayments of our short-term notes payable and related party notes payable during the quarter ended March 31, 2009.

We have incurred substantial indebtedness in connection with the Harvest Acquisitions, including amounts borrowed under our Wayzata Credit Agreement and our Revolving Credit Agreement.  At March 31, 2009, we had $108.3 million of indebtedness outstanding, consisting of $95.9 million (includes debt discount of $1.7 million) under the Wayzata Credit Agreement and $12.5 million under the Revolving Credit Agreement.

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

Debt

Outstanding debt at March 31, 2009, totaling $108.3 million, consisted of (1) $97.5 million less debt discount of $1.7 million owing to Wayzata under the Wayzata Credit Agreement, (2) $12.5 million owing to Macquarie under the Revolving Credit Agreement.

Letters of credit totaling approximately $9.7 million were outstanding at March 31, 2009 and reduce amounts available to be drawn under the Revolving Credit Agreement.

Capital Expenditures and Commitments

During the quarter ended March 31, 2009, the Company’s capital expenditures totaled $2,044,871.  Capital expenditures related to the Company’s drilling, development, recompletion and workover program.

In light of the our pending Chapter 11 case, the current economic outlook and commodity prices, we intend to limit our 2009 capital expenditures to a level that can be funded with cash flow from operations. Subject to the availability of DIP financing, we may, however, expand our capital expenditures based on improvements in commodity prices and the general economic outlook.  Our capital budget for the last three quarters of 2009, which at this time is expected to be approximately $7.0 million, will focus on those projects that we believe will generate and lay the foundation for production growth.  We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.  Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

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

In accordance with the terms of our Revolving Credit Agreement, we have entered into commodity derivative agreements.  At March 31, 2009, commodity derivative instruments were in place covering approximately 46% of our projected crude oil and natural gas sales over the next 3 years. See Note 7 “Commodity Derivative Instruments” to our consolidated and combined financial statements for further information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2009.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K/A No. 1 for the year ended December 31, 2008.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2009, the Company issued 5,000 shares of common stock to a director as consideration for services as chairman of the Audit Committee and 2,500 shares of common stock to a consultant for services.  Also, during the quarter ended March 31, 2009, the Company granted ten year stock options to acquire an aggregate of 75,000 shares of common stock at $0.36 per share to the Company’s three non-employee directors for service in such capacity.

The securities described above were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.

EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

SARATOGA RESOURCES, INC.

Dated: May 20, 2009	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman and Chief Executive Officer

Dated: May 20, 2009	By:	/s/ Edward Hebert
Edward Hebert
Vice President – Finance