Form 10-Q
period 2009-06-30
SARATOGA RESOURCES INC /TX
filed 2009-08-14
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 1, 2009, we had 16,690,292 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.

Financial Statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$15,559,020	$5,677,994
Accounts receivable	6,431,396	7,392,887
Prepaid expenses and other	2,381,969	1,186,090
Derivative asset	2,576,473	346,058
Total current assets	26,948,858	14,603,029

Property and equipment:
Oil and gas properties - proved (successful efforts method)	156,752,056	154,449,346
Other	537,279	504,470
	157,289,335	154,953,816
Less: Accumulated depreciation, depletion and amortization	(14,297,592)	(7,018,203)
Total property and equipment, net	142,991,743	147,935,613

Derivative asset	269,818	9,795,194
Other assets, net	3,842,481	4,078,889
Total assets	$174,052,900	$176,412,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,139,221	$11,869,017
Revenue and severance tax payable	5,231,926	783,459
Accrued liabilities	5,020,677	1,705,408
Short-term notes payable	1,349,378	581,836
Current portion of long-term debt - related parties	-	259,488
Deferred taxes	3,695,406	9,932,348
Total current liabilities	16,436,608	25,131,556

Long-term liabilities:
Asset retirement obligation	9,766,820	9,124,717
Deferred taxes	489,847	-
Long-term debt, net of unamortized discount of $1,536,025 and $1,740,250, respectively	108,492,853	108,288,628
Long-term debt - related parties	-	428,057
Total long-term liabilities	118,749,520	117,841,402

Liabilities subject to compromise	15,627,940	-

Commitment and contingencies (see notes)

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized 16,690,292 and 16,877,792 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	16,690	16,878
Additional paid-in capital	20,001,106	19,309,658
Retained earnings	3,221,036	14,113,231

Total stockholders' equity	23,238,832	33,439,767

Total liabilities and stockholders' equity	$174,052,900	$176,412,725

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009 (Successor)	2008 (Predecessor)	2009 (Successor)	2008 (Predecessor)
	(Consolidated)	(Combined)	(Consolidated)	(Combined)
Revenues:
Oil and gas revenues	$11,576,727	$22,998,876	$20,104,082	$40,768,707
Other revenues	142,900	464,602	170,559	1,101,199

Total revenues	11,719,627	23,463,478	20,274,641	41,869,906

Operating Expense:
Lease operating expense	3,911,726	9,315,731	8,556,124	16,675,163
Exploration expense	294,240	-	561,814	-
Depreciation, depletion and amortization	3,841,429	1,186,458	7,279,387	2,440,355
Accretion expense	328,000	306,611	642,103	739,780
General and administrative	1,456,088	500,383	3,122,904	3,207,204
Taxes other than income	1,585,684	2,641,353	2,718,486	4,750,255

Total operating expenses	11,417,167	13,950,536	22,880,818	27,812,757

Operating income (loss)	302,460	9,512,942	(2,606,177)	14,057,149

Other income (expense):
Commodity derivative expense, net	(5,312,987)	(11,093,319)	(2,472,770)	(16,865,539)
Interest income	20,636	19,555	20,636	45,543
Interest expense	(5,371,516)	(2,759,747)	(10,556,118)	(4,588,921)

Total other expense	(10,663,867)	(13,833,511)	(13,008,252)	(21,408,917)

Net loss before reorganization expense and income taxes	(10,361,407)	(4,320,569)	(15,614,429)	(7,351,768)

Reorganization expense	577,338	-	812,338	-

Net loss before income taxes	(10,938,745)	(4,320,569)	(16,426,767)	(7,351,768)

Income tax benefit:	(3,695,947)	-	(5,534,572)	-

Net loss	$(7,245,798)	$(4,320,569)	$(10,892,195)	$(7,351,768)

Net loss per share – basis and diluted:	$(0.43)	$-	$(0.65)	$-

Weighted average number of common shares outstanding – basic and diluted:	16,685,299	-	16,694,841	-

The accompanying notes are an integral part of these financial statements

 SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009 (Successor)	2008 (Predecessor)
	(Consolidated)	(Combined)
Cash flows from operating activities:
Net loss	$(10,892,195)	$(7,351,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	7,279,387	2,440,355
Accretion expense	642,103	739,780
Amortization of debt issuance costs	310,629	-
Amortization of debt discount	204,225	2,762,698
Commodity derivative income	7,294,961	13,209,080
Stock-based compensation	691,253	-
Deferred taxes	(5,653,572)	-
Provision for bad debt expense	-	2,176,201
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	961,491	(3,834,887)
(Increase) decrease in prepaid and other	(1,195,878)	(4,882,749)
Increase (decrease) in accounts payable	1,211,199	1,715,381
Increase (decrease) in revenue and severance tax payable	5,226,557	4,922,966
Increase (decrease) in accrued liabilities	5,618,701	(42,013)
Increase (decrease) in due to related parties	-	(182,090)

Net cash provided by operating activities	11,698,861	11,672,954

Cash flows from investing activities:
Additions to oil and gas property	(2,302,710)	(4,957,083)
Additions to other property and equipment	(32,809)	(14,362)
Other assets	(167,741)	(243,512)

Net cash used in investing activities	(2,503,260)	(5,214,957)

Cash flows from financing activities:
Distributed capital	-	(3,811,195)
Proceeds from short-term notes payable	1,349,405	1,113,045
Repayments of debt borrowings	(581,863)	(3,936,186)
Repayment of debt borrowings - related party	(82,117)	-

Net cash provided (used) in financing activities	685,425	(6,634,336)

Net increase (decrease) in cash and cash equivalents	9,881,026	(176,339)

Cash and cash equivalents - beginning of period	5,677,994	4,207,149

Cash and cash equivalents - end of period	$15,559,020	$4,030,810

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,306,907	$1,826,223

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

Notes to Financial Statements

June 30, 2009

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

Financial Statements Presented

The Harvest Acquisitions were accounted for under the purchase method of accounting pursuant to Statements of Financial Accounting Standards (SFAS) 141, Business Combinations. Accordingly, the effect of the Harvest Acquisitions have been included in the Company’s consolidated statement of operations subsequent to the Acquisition Date, and the respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated balance sheet as of the Acquisition Date.

The consolidated financial statements for the Successor Company as of and for the quarter and six months ended June 30, 2009 include the financial statements of Saratoga Resources, Inc., and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc.  Intercompany transactions and balances are eliminated in consolidation.

The combined financial statements for the Predecessor Companies for the quarter and six months ended June 30, 2008, include the financial statements of Harvest Oil and Harvest Group.  All significant intercompany balances and transactions have been eliminated.

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

These financial statements should be read in conjunction with the financial statements and footnotes, which are included as part of the Company’s Form 10-K for the year ended December 31, 2008.

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

•

Segregation of reorganization items (direct and incremental costs, such as professional fees, of being in bankruptcy) as a separate line item in the statement of operations outside of income from continuing operations. During the quarter and six months ended June 30, 2009, we incurred $812,338 of reorganization costs, which reflects cash payments of $812,338 all of which are related to operating activities;

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

Dependence on Oil and Gas Prices

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for natural gas and oil. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Prices for oil and gas have declined materially from June 30, 2008 to June 30, 2009. Any continued and extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that we can economically produce.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166.  SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations but the effect will generally be limited to future transactions. Historically, we have not had any material transfer of financial assets.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167.  SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 for the period ending June 30, 2009. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements.  Adoption of the standard did not have a material effect on our financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FAS 107-1) to amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FAS 107-1 changes the reporting requirements on certain fair value disclosures of financial instruments to include interim reporting periods. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption encouraged. We adopted FAS 107-1 for the period ending June 30, 2009.  Adoption of this pronouncement did not have a material effect on our financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (FAS 157-4) to amend SFAS No. 157, Fair Value Measurements, (SFAS 157). FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. In addition, FAS 157-4 includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FAS 157-4 for the period ending June 30, 2009. Adoption of this pronouncement did not have a material effect on our financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. Adoption of this statement did not have a material effect on our financial statements.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 is effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. On January 1, 2009, we adopted EITF 07-5 and the adoption of this statement had no material effect on our financial statements.

In June 2008, the Emerging Issues Task Force (EITF) reached final consensuses on EITF Issue 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. Certain conclusions reached in EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, were nullified in EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Moreover, some of the conclusions in Issue No. 98-5 and Issue No. 00-27 were superseded by SFAS No. 150 , Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. While the conclusions reached in Issue No. 98-5 were subsequently updated to reflect the issuance of Issue No. 00-27 and SFAS No. 150, the transition guidance in Issue No. 98-5 was not revised. On January 1, 2009, we adopted EITF 08-4. The adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.

NOTE 2 – CHAPTER 11 BANKRUPTCY AND GOING CONCERN

On March 31, 2009, the Debtors filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  The filings were made in the United States Bankruptcy Court for the Western District of Louisiana, Lafayette Division (the “Bankruptcy Court”).  The Debtors cases are being jointly administered under Case No. 09-50397.  The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Debtors were granted interim authority by the Bankruptcy Court for the limited use of cash collateral to pay expenses pursuant to a cash collateral budget through August 2009 and in accordance with applicable provisions of the Bankruptcy Code. The Debtors have sought final authority from the Bankruptcy Court to use cash collateral and a hearing is scheduled for October 1 and 2, 2009 for the Bankruptcy Court to consider the Debtors’ final request to use cash collateral, among other matters.  The Debtors intend to file a motion for use of cash collateral for the period from September 1 through September 30, 2009 and, given the prior approvals by the Bankruptcy Court of the Debtors’ interim requests, the Debtors anticipate approval of such motion.

As of the date of this filing, the Debtors have not filed a Plan of Reorganization.  On July 29, 2009, the Bankruptcy Court extended for 30 days the exclusive period for the Debtors to file a plan of reorganization and extended for 30 days the exclusive period for the Debtors to obtain confirmation of the plan of reorganization.

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

Liabilities subject to compromise consist of the following at June 30, 2009:

Accounts payable	$11,940,995
Revenue and severance tax payable	778,090
Accrued interest	1,711,302
Accrued liabilities	592,125
Notes payable – related parties	605,428
Total liabilities subject to compromise	$15,627,940

NOTE 4 – STOCK-BASED COMPENSATION EXPENSE

During the six ended June 30, 2009, the Company issued 12,500 shares of common stock for services of consultants and directors and granted stock options to purchase 75,000 shares of common stock.  Stock based compensation expense attributable to the issuance of shares and grants of options during the six month ended June 30, 2009 totaled $16,986.

Additionally, the Company realized $272,121 and $674,267, respectively, of stock-based compensation expense during the quarter and six months ended June 30, 2009, which expense was attributable to grants made during 2008 with the associated expense being recognized over the service period.  At June 30, 2009, unamortized stock-based compensation not yet recorded totaled $213,107 and is expected to be recognized over the next 12 months.

The following table summarizes information about unvested restricted share activity for the six months ended June 30, 2009:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2009	832,000	$2.55
Granted	-	-
Forfeited	(200,000)	2.55
Vested	(320,000)	2.55
Outstanding at June 30, 2009	312,000	$2.55

The following table summarizes information about stock option activity for the six months ended June 30, 2009:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	-	$-	$-
Granted	75,000	0.36	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2009	75,000	$0.36	$-
Exercisable at June 30, 2009	75,000	$0.36	$-

The weighted average remaining contract life of the options is 9.7 years.

The following table summarizes information about stock warrant activity for the six months ended June 30, 2009:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,085,516	$0.07	$195,724
Granted	5,000	1.50	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2009	1,090,516	$0.08	$195,724
Exercisable at June 30, 2009	1,090,516	$0.08	$195,724

The weighted average remaining contract life of the options is 4 years.

The following table reflects share-based compensation recorded by the Company for the quarter ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
Share-based compensation expense included in reported net income	$272,121	$-
Earnings per share effect of share-based compensation expense	$(0.02)	$-

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Share-based compensation expense included in reported net income	$691,253		$-
Earnings per share effect of share-based compensation expense	$(0.04)	$

NOTE 5 – COMMON STOCK

Equity Issuances

During the six months ended June 30, 2009, the Company issued 10,000 shares of common stock for services of a director and 2,500 shares of common stock to a consultant for services. The grant-date value of these shares was $3,600.

During the six months ended June 30, 2009, 200,000 shares of restricted common stock were forfeited and cancelled. In addition, 320,000 shares of restricted stock vested during the six month period.

Stock Options

During the six months ended June 30, 2009, stock options to purchase 75,000 shares of common stock, with a grant-date value of $13,386, were granted to directors.  The options are exercisable at $0.36 per share for a term of ten years.  The options fully vested immediately. The options were valued using the Black-Sholes model with the following assumptions: $0.36 quoted stock price; $0.36 exercise price; 341% volatility; 5 year estimated life; zero dividends; 1.92% discount rate.  No stock options were granted during the quarter ended June 30, 2009.

Earnings Per Share

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive totaled 1,165,516 and 0 shares for the quarter and six months ended June 30, 2009 and 2008, respectively.

NOTE 6 – COMMODITY DERIVATIVE INSTRUMENTS

During the quarters ended June 30, 2009 and 2008, respectively, the Successor Company recognized a realized gain of $1,689,013 in the Statement of Operations and the Predecessor Company recognized a realized loss of $1,686,161.  During the quarters ended June 30, 2009 and 2008, respectively, the Successor Company had an unrealized loss of $7,002,000 and the Predecessor Company had an unrealized loss of $9,407,158 as the result of market-to-market valuations.

During the six months ended June 30, 2009 and 2008, respectively, the Successor Company recognized a realized gain of $4,822,191 in the Statement of Operations and the Predecessor Company recognized a realized loss of $3,656,459.  During the six months ended June 30, 2009 and 2008, respectively, the Successor Company had an unrealized loss of $7,294,961 and the Predecessor Company had an unrealized loss of $13,209,080 as the result of market-to-market valuations.

As of June 30, 2009, the following natural gas derivative instruments were outstanding:

	NYMEX Contract Price Per MMBtu
	Fixed-Price Swaps		Put Options		Call Options
		Weighted	Volume	Weighted	Volume	Weighted
		Average	in	Average	in	Average
Period	MMBtu	Fixed Price	MMBtus	Strike Price	MMBtus	Strike Price
2009	304,486	$7.51	95,320	$6.62
2010	397,880	$7.18	143,100	$6.50
2011	241,089	$6.85	131,175	$6.50

As of June 30, 2009, the Company had entered into the following crude oil derivative instruments:

	NYMEX Contract Price Per Bbl
	Fixed-Price Swaps		Put Options		Call Options
		Weighted	Volume	Weighted	Volume	Weighted
		Average	in	Average	in	Average
Period	MBls	Fixed Price	MMBls	Strike Price	MBls	Strike Price
2009	102,922	$76.56	22,363	$54.08	18,240	$75.00
2010	149,186	$79.48	26,484	$50.00
2011	110,826	$75.73	26,484	$50.00

At June 30, 2009, the Company recognized an asset of $2,846,291 related to the estimated fair value of these derivative instruments.

Fair Value of Financial Instruments:

The Company has adopted the provisions of SFAS No. 157, Fair Value measurements, for all its financial instruments. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

●	Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets

●

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable

●	Level 3 — Significant inputs to the valuation model are unobservable

The following table provides fair value measurement information within the hierarchy for Saratoga's commodity derivative instruments at June 30, 2009:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
			Significant Unobservable Inputs (Level 3)

				Total

Assets (liabilities):
Oil and gas derivative option contracts	$-	$728,571	$-	$728,571
Oil and gas derivative swap contracts	-	2,117,720	-	2,117,720
Total	$-	$2,846,291	$-	$2,846,291

The estimated fair value of crude oil and natural options and price swaps contracts was based upon forward commodity price curves based on quoted market prices.

At June 30, 2009 and December 31, 2008, the Company had commodity derivative financial instruments in place that are accounted for under SFAS 133. The Company does not apply hedge accounting as allowed by SFAS 133, therefore, the changes in fair value subsequent to the initial measurement are recorded in income. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.

As of June 30, 2009 and December 31, 2008, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

The estimated fair value of short-term financial instruments, including cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As noted above and in the Company’s Form 10-K for the year ended December 31, 2008, during the quarter ended March 31, 2009, the Company received notices of default on its term debt facility with Wayzata Investment Partners and its revolving credit facility with Macquarie Bank Limited.  Following receipt of such notices of default and unsuccessful efforts to resolve the same, the Company and its subsidiaries filed voluntary petitions under Chapter 11 in the U.S. Bankruptcy Court.  While the Company continues to operate its business as debtor-in-possession, there is no assurance that the Company will be able successfully operate, or finance its operations, while in bankruptcy or that the Company will be able to emerge from bankruptcy with its business and capital structure substantially in tact.

The Company is involved in litigation with a former customer of the Harvest Companies regarding payment for oil and gas products marketed by that customer.  The Company has fully reserved for amounts owed by the customer and any outcome regarding this matter will not have an adverse effect on the Company’s financial position or results of operations.

In connection with the acquisition of the Harvest Companies, the Company, by agreement, assumed certain plugging and abandonment, reclamation, restoration, and clean up liabilities and obligations related thereto. To secure these liabilities, the Company maintains $9,675,360 million at June 30, 2009 in letters of credit with Macquarie.  The letters of credit are secured by the various oil and gas properties maintained by the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the six months ended June 30, 2009, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K for the year ended December 31, 2008.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2008.

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

Note Regarding Financial Statements Presented

As noted in the Company’s Form 10-K for the year ended December 31, 2008, prior to the Company’s July 14, 2008 acquisition of Harvest Oil & Gas LLC and The Harvest Group, LLC (together, the “Harvest Companies” or the “Predecessor Companies”), the Company had minimal operations.  The consolidated financial statements for the Company (also referred to following the acquisition of the Harvest Companies, as the “Successor Company”) at and for the quarter and six months ended June 30, 2009 include the financial statements of Saratoga Resources, Inc., and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc.

The combined financial statements for the Predecessor Companies for the quarter and six months ended June 30, 2008, include the financial statements of Harvest Oil and Gas, LLC and The Harvest Group, LLC.

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

Chapter 11 Filing.

Following the receipt of the referenced notices of default from Wayzata and Macquarie, we entered into discussions with Wayzata seeking an amicable resolution and forbearance in order to cure the alleged covenant defaults and to access available credit under our Macquarie Credit Agreement to continue pursuit of our ongoing drilling, workover and recompletion program.  Despite management’s efforts, management and our board of directors determined that a bankruptcy court reorganization would offer the best means of addressing our existing debt structure and realization of the long term anticipated benefits of our drilling, workover and recompletion program.  To that end, on March 31, 2009, we, and our principal operating subsidiaries, filed voluntary Chapter 11 petitions in the U.S. Bankruptcy Court for the Western District of Louisiana, Lafayette Division (the “Bankruptcy Court”).

We intend, subject to the Bankruptcy Courts approval, to continue to operate our business and manage our properties as debtors in possession.  We believe that we have sufficient cash to operate our business in the immediate term and, accordingly, have forgone new debtor-in-possession (“DIP”) financing to date.  At June 30, 2009, we had cash on hand of approximately $15.6 million.

We intend to use the Chapter 11 process to resolve issues with our lenders and to develop our holdings, continue to grow our production and revenues and reduce our operating expenses pending resolution of issues with our lenders. There is no assurance; however, that we will be able to successfully operate, or finance our operations, in bankruptcy or that we will be able to emerge from bankruptcy with our properties in tact or our current ownership structure.

Our case is being jointly administered under Case No. 09-50397.  We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Debtors were granted interim authority by the Bankruptcy Court for the limited use of cash collateral to pay expenses pursuant to a cash collateral budget through August 2009 and in accordance with applicable provisions of the Bankruptcy Code. The Debtors have sought final authority from the Bankruptcy Court to use cash collateral and a hearing is scheduled for October 1 and 2, 2009 for the Bankruptcy Court to consider the Debtors’ final request to use cash collateral, among other matters.  The Debtors intend to file a motion for use of cash collateral for the period from September 1 through September 30, 2009 and, given the prior approvals by the Bankruptcy Court of the Debtors’ interim requests, the Debtors anticipate approval of such motion

As of the date of this filing, we have not filed a Plan of Reorganization.  On July 29, 2009, the Bankruptcy Court extended for 30 days the exclusive period for the Debtors to file a plan of reorganization and extended for 30 days the exclusive period for the Debtors to obtain confirmation of the plan of reorganization.

Drilling and Development Activities

During the six months ended June 31, 2009, we continued our plan to further develop the assets acquired in the Harvest Acquisitions.  During the period, we successfully completed workovers on 5 well in the Grand Bay Field.  Because of constraints on access to borrowings under our revolving credit facility with Macquarie following the giving of the Wayzata notice of default, further development activities were placed on hold as of March 31, 2009, no wells were being drilled at June 30, 2009 and completion of a developmental well drilled during the fourth quarter of 2008 was pending.

In addition to the recompletion, workover and developmental drilling work undertaken during the period ended June 30, 2009, full field studies in the Grand Bay and Vermilion 16 fields continued and were ongoing at June 30, 2009.

At and for the six months ended June 30, 2009, we had approximately 83 wells in production, including 82 wells in Louisiana and one well in Texas.

Critical Accounting Policies

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements of Saratoga have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Saratoga’s consolidated financial statements do not reflect adjustments that might be required if we (or each of the Saratoga Debtors) are unable to continue as a going concern. SOP 90-7 requires the following for Debtor entities:

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

•

Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under SFAS No. 5, Accounting for Contingencies.  If valid unrecorded claims, including parent guarantees of subsidiary debt, meeting the SFAS No. 5 criteria are presented to us in future periods, we would accrue for these amounts, also at the expected amount of the allowed claim rather than at the expected settlement amount.

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

Results of Operations

As noted above, the results of operations discussed below are comprised of the consolidated results reported by the Successor Company during the 2009 periods and the combined results of the Predecessor Companies during the 2008 periods.

Oil and Gas Revenue

Oil and gas revenue for the quarter ended June 30, 2009 decreased to $11,576,727 from $22,998,876 in the 2008 quarter and, for the six months ended June 30, decreased to $20,104,082 from $40,768,707. The decrease in revenue for the quarter and six month periods was primarily attributable to lower hydrocarbon prices during the six months ended June 30, 2009.  The following table discloses the net oil and natural gas production volumes, sales, and average sales prices for the quarters and six month periods ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Oil and gas production (Mcfe)	1,923,723	1,564,495	3,900,800	3,015,309
Oil and gas revenues	$11,576,727	$22,998,876	$20,104,082	$40,768,707
Price per Mcfe	$6.02	$14.70	$5.15	$13.52

Average daily production for the 2009 and 2008 quarters was approximately 21,187 Mcfe and 17,192 Mcfe, respectively, and for the six months was approximately 21,551 Mcfe and 16,568 Mcfe, respectively.

The decline in average prices realized from the sale of oil and gas reflected the sharp worldwide economic decline that began during the second half of 2008 and continued to cause depressed oil and gas prices during the first half of 2009, as compared to 2008 pricing, particularly during the first quarter of 2009.  Oil and gas prices stabilized and oil prices rose during the second quarter of 2009 although, at and for the quarter ended June 30, 2009, prices remain well below 2008 prices.

Operating Expenses

Operating expenses decreased to $11,417,167 for the quarter ended June 30, 2009 from $13,950,536 in the 2008 quarter and, for the six months ended June 30, decreased to $22,880,818 from $27,812,757. The following table sets forth the components of operating expenses for the 2009 and 2008 quarter and six month periods:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Lease operating expense	$3,911,726	$9,315,731	$8,556,124	$16,675,163
Exploration expense	294,240	-	561,814	-
Depreciation, depletion and amortization	3,841,429	1,186,458	7,279,387	2,440,355
Accretion expense	328,000	306,611	642,103	739,780
General and administrative expenses	1,456,088	500,383	3,122,904	3,207,204
Production and severance taxes	1,585,684	2,641,353	2,718,486	4,750,255
	$11,417,167	$13,950,536	$22,880,818	$27,812,757

As more fully described below, the decrease in operating expenses was attributable to decreases in lease operating expenses and production and severance taxes partially offset by increased depreciation, depletion and amortization and increased general and administrative expenses.

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

Lease Operating Expenses

Lease operating expenses for the 2009 quarter decreased to $3,911,726, or $2.03 per Mcfe, from $9,315,731 in the 2008 quarter, or $5.95 per Mcfe. For the six months ended June 30, lease operating expenses decreased to $8,556,124, or $2.19 per Mcfe, from $16,675,163, or $5.53 per Mcfe. During the 2008 quarter and six month periods, the Predecessor had an oil spill in the South Atchafalaya Bay which contributed to an increase in lease operating expenses.  Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. We have been actively engaged in field management efforts to reduce our lease operating expenses on a per Mcfe basis.  The absence of oil spill costs during 2009 and a general reduction in lease operating expenses resulting from our field management efforts were the primary causes of reductions in lease operating expenses during 2009.  Included in the six months 2009 lease operating expenses is $1,166,216 related to workover expenses and $181,640 related to hurricane repairs from hurricanes Ike and Gustav.

Exploration Expenses

Exploration expense for the 2009 quarter increased to $294,240 from $0 in the 2008 quarter. For the six month period, exploration expense increased to $561,814 from $0.  The increase is due to the Successor undertaking full field studies on its properties for evaluation of its assets during the six months ended June 30, 2009.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the 2009 quarter increased to $3,841,429 from $1,186,458 in the 2008 quarter. For the six month period, DD&A increased to $7,279,387 from $2,440,355. The increase in DD&A was attributable to the acquisition of the Harvest Companies during the third quarter 2008 and development programs during the fourth quarter 2008 and first quarter of 2009 which increased the basis of the oil and gas properties. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

General and Administrative Expenses and Other

General and administrative expense for the 2009 quarter increased to $1,456,088 from $500,383 in the 2008 quarter. For the six month period, general and administrative expenses decreased to $3,122,904 from $3,207,204.  The increase during the quarter ended June 30, 2009 was attributable to stock-based compensation and expenses related to being a public company.  Included in the six months 2009 general and administrative expenses is $691,253 in stock-based compensation expense.

Production and Ad Valorem Taxes

Production and Ad Valorem Taxes for the 2009 quarter decreased to $1,585,684 from $2,641,353 in the 2008 quarter. For the six month periods, production and ad valorem taxes decreased to $2,718,486 from $4,750,255.  The decrease is due to the decrease in oil and gas revenues during the 2009 quarter and six month period.

Other Income (Expense), Net

Net other income (expenses) totaled $(10,663,867) of expenses for the 2009 quarter and $(13,833,511) of expenses for 2008 quarter and, for the six month periods, totaled $(13,008,252) of expenses for the 2009 period and $(21,408,917) of expense during the 2008 period.  The following table sets forth the components of net other income (expenses) for the 2009 and 2008 quarters and six month periods:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Commodity derivative expense	$(5,312,987)	$(11,093,319)	$(2,472,770)	$(16,865,539)
Interest income	20,636	19,555	20,636	45,543
Interest expense	(5,371,516)	(2,759,747)	(10,556,118)	(4,588,921)
	$(10,663,867)	$(13,833,511)	$(13,008,252)	$(21,408,917)

As more fully described below, the decrease in net other expenses, was principally attributable to lower commodity derivative expenses during the 2009 quarter and six month period partially offset by increased net interest expense during the 2009 quarter and six month period.

Commodity Derivative Income (Expense)

Commodity derivative income (expense) reflects changes within a period in the prices of commodities underlying our crude oil and natural gas hedges.  In general, where prices of underlying commodities rise during a period we recognize commodity derivative expense and where prices of underlying commodities decrease during a period we recognize commodity derivative income.  Commodity derivative expense decreased to $(5,312,987) for the 2009 quarter from an expense of $(11,093,319) for the 2008 quarter and, for the six month periods, decrease to $(2,472,770) from an expense of $(16,865,539).  Pursuant to the terms of the Wayzata Credit Agreement and the Revolving Credit Agreement, we have entered into certain derivative contracts and entered into additional derivative contracts to reduce the impact of changes in the prices of oil and natural gas.  The commodity derivative income (expense) during the 2009 and 2008 quarter and six month periods reflects the extreme volatility of crude oil and natural gas prices during 2008 and 2009, with oil and natural gas prices rising sharply during the first nine months of 2009 followed by a steep and rapid decline in prices lasting through the first quarter of 2009 followed by a rise in crude oil prices during the second quarter of 2009.  In particular, sharp increases in oil and gas prices during the 2008 quarter and six month period and lesser increases in oil prices during the 2009 quarter and six month period resulted in losses during both the 2008 and 2009 periods with larger losses realized during the 2008 periods due to the higher prevailing prices during 2008.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under the Wayzata Credit Agreement and the Revolving Credit Agreement. Net interest expense increased to $(5,350,880) in the 2009 quarter from $(2,740,192) in the 2008 quarter and, for the six month period, increased to $(10,535,482) from $(4,543,378).  The increase in net interest expense was attributable to the incurrence of approximately $110 million of debt in connection with the Harvest Acquisitions.

Income Tax Provision (Benefit)

Our income tax benefit increased to $(3,692,947) in the 2009 quarter from $0 in the 2008 quarter and, for the six month periods, increased to $(5,534,572) from $0.  The income tax provision for the 2009 quarter and six month period was attributable to the Successor Company reporting taxes as a c-corporation following the Harvest Acquisition which was previously operated as a limited liability company.

The effective tax rate for the 2009 quarter and six month period was 34%.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Financial Condition

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owing during the period related to our hedging positions.  We expect to fund our operations and capital expenditures and satisfy our debt service obligations through operating cash flow, and cash on hand.

As noted, Wayzata has alleged certain financial covenant defaults that we dispute.  As a result of Wayzata’s notice of default, Macquarie has provided a notice of default and has denied our requests to draw additional borrowings under our Revolving Credit Agreement. As a result of such notices of default and our inability to arrive at a mutually acceptable forbearance agreement with Wayzata and Macquarie, on March 31, 2009, we filed petitions for protection under Chapter 11.  Pending resolution of the Chapter 11 case, we will not have access to further borrowing under the Revolving Credit Agreement which may result in curtailment of certain planned operations.

We had a cash balance of $15,559,020 at June 30, 2009 as compared to a cash balance of $5,677,994 at December 31, 2008. Our working capital at June 30, 2009 was $10,512,250 compared to a deficit of $(10,528,527) at December 31, 2008.  The change in working capital primarily relates to the reclassification of certain liabilities that are subject to compromise as a result of the Chapter 11 filing on March 31, 2008.  Liabilities subject to comprise at June 30, 2009 totaled $15,627,940.

Net cash flow from operations was $11,698,861 for the six months ended June 30, 2009 compared to $11,672,954 for the six months ended June 30, 2008.  Cash flows provided from operations during the six month ended June 30, 2009 and 2008 consist primarily of oil and gas revenues.  Oil and gas revenues decreased in the six months ended June 30, 2009 compared to 2008. The decrease in oil and gas revenues was offset by a decrease in operating expenses during 2009 compared to 2008.

Net cashed used in investing activities was $2,503,260 for the six months ended June 30, 2009 compared to $5,214,957 for the six months ended June 30, 2008.  The change in cash used in investing activities was primarily attributable to additions to oil and gas properties.

Net cash flow provided by financing activities totaled $685,425 for the six months ended June 30, 2009 compared to $6,634,336 used in financing activities for the six months ended June 30, 2008.  The change in cash flows from financing activities was primarily attributable to borrowings of short-term notes payable and repayments of related party notes payable during 2009.

We incurred substantial indebtedness in connection with the Harvest Acquisitions, including amounts borrowed under the Wayzata Credit Agreement and the Revolving Credit Agreement.  At June 30, 2009, we had $108.5 million of indebtedness outstanding, consisting of $96.0 million (includes debt discount of $1.5 million) under the Wayzata Credit Agreement and $12.5 million under the Revolving Credit Agreement.

With the steep drop in oil and natural gas prices during the second half of 2008 and the unavailability of borrowings under our Revolving Credit Facility, during the first half of 2009, we undertook cost cutting measures and deferred previously planned development activities in order to improve profitability and cash flow.  With recovering crude oil prices, lower operating costs, increased production and an improved cash position, we believe that our operations and available resources will support our planned exploration, development and acquisition activities and other liquidity needs during the balance of 2009 and beyond and, accordingly, we plan to continue our planned activities.  While we believe that our current operating cash flows will be adequate to support planned operations and service existing indebtedness, reduced revenues and profitability resulting from lower oil and natural gas prices previously resulted in our lenders providing the previously described notices of noncompliance with certain financial covenants under our existing credit facilities. While we are attempting to restructure or refinance our debt under our Chapter 11 case, there is no assurance that we will be able to arrive at a satisfactory arrangement to restructure our current debt in which case we may be required to seek additional financing to refinance that debt or risk liquidation of our assets on terms that will likely not be in the best interests of our shareholders.  We have no commitments to provide capital or financing if needed to retire our existing indebtedness and, given the current condition of the capital and credit markets, there is no assurance that any such capital or financing will be available on acceptable terms, or at all, if needed.

Debt

Outstanding debt at June 30, 2009, totaling $108.5 million, consisted of (1) $97.5 million less debt discount of $1.5 million owing to Wayzata under the Wayzata Credit Agreement, and (2) $12.5 million owing to Macquarie under the Revolving Credit Agreement.

Letters of credit totaling approximately $9.7 million were outstanding at June 30, 2009 and reduce amounts available to be drawn under the Revolving Credit Agreement.

Capital Expenditures and Commitments

During the six months ended June 30, 2009, our capital expenditures totaled $2,503,260.  Capital expenditures primarily related to the Company’s drilling, development, recompletion and workover program.

In light of the our pending Chapter 11 case, the current economic outlook and commodity prices, we intend to limit our 2009 capital expenditures to a level that can be funded with cash flow from operations. Subject to the availability of financing, we may, however, expand our capital expenditures based on improvements in commodity prices and the general economic outlook. Our capital budget for the last half of 2009, which at this time is expected to be approximately $5.5 million, will focus on those projects that we believe will generate and lay the foundation for production growth. We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations. Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

Risk Management Activities – Commodity Derivative Instruments

Due to the volatility of oil and natural gas prices and requirements under the Revolving Credit Agreement, we periodically enter into price-risk management transactions (e.g., swaps, and floors) for a portion of our oil and natural gas production. In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations. The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil and natural gas prices, and may partially limit our potential gains from future increases in prices. None of these instruments are used for trading purposes.

In accordance with the terms of the Revolving Credit Agreement, we have entered into commodity derivative agreements. At June 30, 2009, commodity derivative instruments were in place covering approximately 40% of our projected crude oil and natural gas sales over the next 3 years. See Note 7 “Commodity Derivative Instruments” to our consolidated and combined financial statements for further information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2009.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K/A for the year ended December 31, 2008.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA RESOURCES, INC.

Dated: August 14, 2009	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman and Chief Executive Officer

Dated: August 14, 2009	By:	/s/ Edward Hebert
Edward Hebert
Vice President – Finance