Form 10-Q
period 2009-09-30
SARATOGA RESOURCES INC /TX
filed 2009-11-23
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 20, 2009, we had 16,690,292 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$19,664,157	$5,677,994
Accounts receivable	6,728,671	7,392,887
Prepaid expenses and other	1,912,582	1,186,090
Derivative asset	1,893,920	346,058

Total current assets	30,199,330	14,603,029

Property and equipment:
Oil and gas properties - proved (successful efforts method)	159,477,075	154,449,346
Other	537,280	504,470
	160,014,355	154,953,816
Less: Accumulated depreciation, depletion and amortization	(15,270,835)	(7,018,203)
Total property and equipment, net	144,743,520	147,935,613

Derivative asset	269,094	9,795,194
Other assets, net	3,781,174	4,078,889

Total assets	$178,993,118	$176,412,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,489,400	$11,869,017
Revenue and severance tax payable	3,996,912	783,459
Accrued liabilities	10,095,259	1,705,408
Short-term notes payable	1,035,642	581,836
Current portion of long-term debt - related parties	-	259,488
Deferred taxes	492,094	9,932,348

Total current liabilities	19,109,307	25,131,556

Long-term liabilities:
Asset retirement obligation	10,107,000	9,124,717
Deferred taxes	2,416,110	-
Long-term debt, net of unamortized discount of $1,381,205 and $1,740,250, respectively	108,647,673	108,288,628
Long-term debt - related parties	-	428,057

Total long-term liabilities	121,170,783	117,841,402

Liabilities subject to compromise	17,738,534	-

Commitments and contingencies (see notes)

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized 16,690,292 and 16,877,792 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	16,690	16,878
Additional paid-in capital	20,112,213	19,309,658
Retained earnings	845,591	14,113,231

Total stockholders' equity	20,974,494	33,439,767

Total liabilities and stockholders' equity	$178,993,118	$176,412,725

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2009 (Successor)	For the Period July 15, 2008 – September 30, 2008 (Successor)	For the Period July 1, 2008 – July 14, 2008 (Predecessor)	For the Nine Months Ended September 30, 2009 (Successor)	For the Period July 15, 2008 – September 30, 2008 (Successor)	For the Period January 1, 2008 – July 14, 2008 (Predecessor)
	(Consolidated)	(Consolidated)	(Combined)	(Consolidated)	(Consolidated)	(Combined)
Revenues:
Oil and gas revenues	$13,375,438	$12,550,937	$5,706,852	$33,479,520	$12,550,937	$46,475,559
Other revenues	608,161	526,839	15,119	778,720	526,839	1,116,318

Total revenues	13,983,599	13,077,776	5,721,971	34,258,240	13,077,776	47,591,877

Operating Expense:
Lease operating expense	4,839,359	3,598,214	681,027	13,395,483	3,598,214	17,356,190
Exploration expense	286,554	-	-	848,368	-	-
Depreciation, depletion and amortization	973,243	4,623,661	80,665	8,252,630	4,623,661	2,521,020
Accretion expense	340,180	571,322	97,314	982,283	571,322	837,094
General and administrative	1,487,221	1,643,854	785,721	4,610,125	1,643,854	3,992,925
Taxes other than income	1,393,372	1,424,576	858,785	4,111,858	1,424,576	5,609,040

Total operating expenses	9,319,929	11,861,627	2,503,512	32,200,747	11,861,627	30,316,269

Operating income	4,663,670	1,216,149	3,218,459	2,057,493	1,216,149	17,275,608

Other income (expense):
Commodity derivative income (expense), net	415,851	12,855,560	(2,195,064)	(2,056,919)	12,855,560	(19,060,603)
Interest income	13,418	37,945	2,293	34,054	37,945	47,836
Interest expense	(6,382,877)	(4,645,655)	(383,049)	(16,938,995)	(4,645,655)	(4,971,970)

Total other income (expense)	(5,953,608)	8,247,850	(2,575,820)	(18,961,860)	8,247,850	(23,984,737)

Net income (loss) before reorganization expense and income taxes	(1,289,938)	9,463,999	642,639	(16,904,367)	9,463,999	(6,709,129)

Reorganization expense	2,362,556	-	-	3,174,894	-	-

Net income (loss) before income taxes	(3,652,494)	9,463,999	642,639	(20,079,261)	9,463,999	(6,709,129)

Income tax (benefit)/provision:	(1,277,049)	3,239,157	-	(6,811,621)	3,239,157	-

Net income (loss)	$(2,375,445)	$6,224,842	$642,639	$(13,267,640)	$6,224,842	$(6,709,129)

Net income (loss) per share:
Basic	$(0.14)	$0.41	$-	$(0.79)	$0.48	$-
Diluted	$(0.14)	$0.36	$-	$(0.79)	$0.45	$-

Weighted average number of common shares outstanding:
Basic	16,690,292	15,183,205	-	16,695,970	12,254,701	-
Diluted	16,690,292	17,058,426	-	16,695,970	13,199,147	-

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2009 (Successor)	For the Period July 15, 2008– September 30, 2008 (Successor)	For the Period January 1, 2008– July 14, 2008 (Predecessor)
	(Consolidated)	(Consolidated)	(Combined)
Cash flows from operating activities:
Net income (loss)	$(13,267,640)	$5,907,084	$(6,709,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	8,252,630	4,623,661	2,521,020
Accretion expense	982,283	571,322	837,094
Amortization of debt issuance costs	520,906	200,059	-
Amortization of debt discount	359,045	142,643	2,762,698
Commodity derivative income (expense)	5,967,878	(14,618,555)	15,155,991
Stock-based compensation	802,360	930,600	-
Deferred taxes	(6,930,621)	2,679,150	-
Changes in operating assets and liabilities:
Accounts receivable	664,216	12,026,933	(5,252,765)
Prepaids and other	(726,492)	21,095	(1,214,106)
Accounts payable	3,533,122	(1,536,043)	(596,719)
Revenue and severance tax payable	5,357,499	(2,011,788)	3,670,338
Accrued liabilities	11,466,178	1,565,856	(1,116,005)
Due to related parties	-	-	55,666

Net cash provided by operating activities	16,981,364	10,502,017	10,114,083

Cash flows from investing activities:
Additions to oil and gas property	(5,027,729)	(619,027)	(4,957,082)
Acquisition of Harvest Companies	-	2,030,440	-
Additions to other property and equipment	(32,810)	-	(14,362)
Other assets	(316,711)	(284,731)	(243,512)

Net cash provided (used) in investing activities	(5,377,250)	1,126,682	(5,214,956)

Cash flows from financing activities:
Distributed capital	-	-	(3,811,194)
Proceeds from short-term notes payable	1,349,405	-	-
Repayments of short-term notes payable	(895,599)	(418,189)	(2,232,082)
Proceeds from debt borrowings	-	4,345,878	-
Proceeds from debt borrowings - related party	-	735,166	-
Repayment of debt borrowings - related party	(82,117)	(482,942)	-
Debt issuance cost	-	(2,107,750)	-
Settlement of commodity hedges recorded in purchase accounting	2,010,360	-	-

Net cash provided (used) in financing activities	2,382,049	2,072,163	(6,043,276)

Net increase (decrease) in cash and cash equivalents	13,986,163	13,700,862	(1,144,149)

Cash and cash equivalents - beginning of period	5,677,994	26,859	4,207,149

Cash and cash equivalents - end of period	$19,664,157	$13,727,721	$3,063,000

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$3,306,907	$4,302,953	$2,209,272

Non-cash investing and financing activities:
Common stock issued in connection with Harvest acquisition	$-	$12,495,000	$-
Note payable issued in connection with Harvest acquisition	$-	$105,683,000	$-

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

Notes to Financial Statements

September 30, 2009

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

Financial Statements Presented

The Harvest Acquisitions were accounted for under the purchase method of accounting pursuant to standards on business combinations. Accordingly, the effects of the Harvest Acquisitions have been included in the Company’s consolidated statement of operations subsequent to the Acquisition Date, and the respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated balance sheet as of the Acquisition Date.

The consolidated financial statements for the Successor Company as of and for the quarter and nine months ended September 30, 2009 and as of and for the period from July 15, 2008 to September 30, 2008 include the financial statements of Saratoga Resources, Inc., and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. Intercompany transactions and balances are eliminated in consolidation.

The combined financial statements for the Predecessor Companies for the periods from July 1, 2008 to the Acquisition Date and from January 1, 2008 to the Acquisition Date, include the financial statements of Harvest Oil and Harvest Group.  All significant intercompany balances and transactions have been eliminated.

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

Accounting for Reorganization

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements of Saratoga have been prepared in accordance with FASB ASC 852, Reorganizations and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Saratoga’s consolidated financial statements do not reflect adjustments that might be required if it (or each of the Debtors) is unable to continue as a going concern. FASB ASC 852 requires the following for Debtor entities:

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

•

Segregation of reorganization items (direct and incremental costs, such as professional fees, of being in bankruptcy) as a separate line item in the statement of operations outside of income from continuing operations. During the quarter and nine months ended September 30, 2009, we incurred $2,362,556 and $3,174,894, respectively, of reorganization costs, which reflects cash payments of $2,362,556 and $3,174,894, respectively, all of which are related to operating activities;

•

Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under FASB ASC 450, Contingencies.  If valid unrecorded claims, including parent guarantees of subsidiary debt, meeting the criteria set out in the above guidance are presented in future periods, Saratoga would accrue for these amounts, also at the expected amount of the allowed claim rather than at the expected settlement amount.

•

Disclosure of condensed combined debtor entity financial information, if the consolidated financial statements include material subsidiaries that did not file for bankruptcy protection.

•

Upon confirmation of Saratoga’s plan of reorganization, and emergence from Chapter 11 reorganization, “fresh-start reporting” must be adopted if the reorganization value of Saratoga’s assets immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. Essentially, the reorganization value of the entity, as mutually agreed to by the debtor-in-possession and its creditors, would be allocated to the entity’s assets in conformity with the procedures specified by FASB ASC 805, Business Combinations.

Dependence on Oil and Gas Prices

As an independent oil and gas producer, Saratoga’s revenue, profitability and future rate of growth are substantially dependent on prevailing prices for natural gas and oil. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Prices for oil and gas have declined materially from September 30, 2008 to September 30, 2009. Any continued and extended decline in oil or gas prices could have a material adverse effect on Saratoga’s financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that Saratoga can economically produce.

Recently Adopted Accounting Pronouncements

In September 2009, the Company adopted The FASB Accounting Standards Codification (ASC or Codification) and the Hierarchy of Generally Accepted Accounting Principles (GAAP) which establishes the Codification as the sole source for authoritative U.S. GAAP and will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The adoption of the Codification did not have an impact on the Company’s results of operations, cash flows or financial position. Since the adoption of the Accounting Standards Codification (ASC) the Company’s notes to the consolidated financial statements will no longer make reference to Statement of Financial Accounting Standards (SFAS) or other U.S. GAAP pronouncements.

In August 2009, the FASB issued Update No. 2009-05, “Fair Value Measurements and Disclosures” (ASU 2009-05). ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities. ASU 2009-05 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company adopted the provisions of ASU 2009-05 for the period ended September 30, 2009. There was no impact on the Company’s results of operations, cash flows or financial position.

In June 2009, the Company adopted the standards on subsequent events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 23, 2009, the date the Company issued these financial statements. Adoption of the standard did not have a material effect on the Company’s financial statements.

In June 2009, the Company adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as annual financial statements. See Note 7 “Commodity Derivative Instruments” for more details.

In June 2009, the Company adopted new accounting guidance related to fair value measurements. This pronouncement provided additional guidance for estimating fair value in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, when the volume and level of activity for an asset or liability has significantly decreased. In addition, it included guidance on identifying circumstances that indicate a transaction is not orderly. Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In January 2009, the Company adopted new accounting guidance that requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. Adoption of this statement did not have a material effect on the Company’s financial statements.

In January 2009, the Company adopted new accounting guidance for determining whether an instrument or an embedded feature is indexed to the Company’s own stock. This guidance specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It also provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The adoption of this statement had no material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166. This standard has not yet been integrated into the Codification and will remain authoritative until integrated.  SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. Saratoga has not determined the effect that the adoption of SFAS 166 will have on its financial position or results of operations but the effect will generally be limited to future transactions. Historically, Saratoga has not had any material transfer of financial assets.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167. This standard has not yet been integrated into the Codification and will remain authoritative until integrated. SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. Saratoga has not determined the effect that the adoption of SFAS 167 will have on its financial position or results of operations.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X, as well as adding a section to Regulation S-K (Subpart 1200) to codify the revised disclosure requirements in Securities Act Industry Guide 2, which is being phased out. The goal of Release No. 33-8995 is to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 will be required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective December 31, 2009 for periodic filers. The Company is currently evaluating the impact of Release No. 33-8995 on its financial position, results of operations or cash flows.

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

The Debtors were granted interim authority by the Bankruptcy Court for the limited use of cash collateral to pay expenses pursuant to cash collateral budgets through September 2009 and in accordance with applicable provisions of the Bankruptcy Code. In October 2009, the Bankruptcy Court granted final authority to use cash collateral.

On July 29, 2009, the Bankruptcy Court extended the exclusive period for 30 days, until September 28, 2009, for the Debtors to file a plan of reorganization. The Debtors filed a Plan of Reorganization on August 17, 2009 and subsequently filed a First Amended and Second Amended Plan of Reorganization on September 11, 2009 and October 6, 2009, respectively. The exclusive period was extended for 30 days after September 28, 2009 and was further extended until December 1, 2009 in order for the Debtors to obtain confirmation of the plan of reorganization. A hearing on approval of the Plan of Reorganization was held beginning on November 12, 2009. On November 16, 2009, an agreement in principle was reached between the Debtors, Wayzata and Macquarie pursuant to which the Debtors would prepare and file a further amended consensual Plan of Reorganization, which plan would involve, among other things, refinancing the existing Wayzata debt and increasing the availability under the Macquarie revolving credit facility. Confirmation of the amended consensual Plan of Reorganization is subject to completion and filing of the amended plan, preparation and approval of documentation and final confirmation of the plan by the Bankruptcy Court. A hearing has been scheduled for November 30, 2009 to consider confirmation of the amended consensual plan.

Due to the Chapter 11 proceedings, the realization of assets and satisfaction of liabilities of the Debtors, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern.

The accompanying consolidated and combined financial statements do not reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or their status and priority; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in the Debtors’ capitalization; or (4) as to operations, the effect of any changes that may be made in the Debtors’ business.

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

FASB ASC 852, Reorganizations requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Liabilities subject to compromise consist of the following at September 30, 2009:

Accounts payable	$11,912,739
Revenue and severance tax payable	2,144,046
Accrued interest	1,711,302
Accrued liabilities	1,365,019
Notes payable – related parties	605,428
Total liabilities subject to compromise	$17,738,534

NOTE 4 – MINERAL ROYALTY AUDIT

In October 2009, the Louisiana Department of Mineral Resources notified the Company of the completion of audits of royalty payments from Harvest Oil and Harvest Group for the period from September 2005 to March 2009. Pursuant to the notifications, the Department of Mineral Resources asserted deficiencies in royalty payments totaling $1,368,194. Additionally, the Department of Mineral Resources estimated interest and penalties owing of approximately $772,894. Saratoga is reviewing the asserted royalty deficiencies and, based on its review, may contest the asserted deficiencies. Saratoga also intends to review potential claims against the former owners of Harvest Oil and Harvest Group arising from underpayments determined to have occurred during periods prior to Saratoga’s acquisition of the Harvest Companies.

The full amount of the asserted deficiency in royalty payments is included in lease operating expense for the September 30, 2009 quarter and nine month periods and the estimated interest and penalties are included in interest expense for the same periods.  At September 30, 2009, Saratoga recorded as liabilities subject to compromise $2,141,088 attributable to the asserted deficiencies in royalties.

NOTE 5 – STOCK-BASED COMPENSATION EXPENSE

During the nine months ended September 30, 2009, the Company issued 12,500 shares of common stock for services of consultants and directors and granted stock options to purchase 75,000 shares of common stock. Stock based compensation expense attributable to the issuance of shares and grants of options during the nine month ended September 30, 2009 totaled $802,360.

Additionally, the Company realized $111,108 and $802,360, respectively, of stock-based compensation expense during the quarter and nine months ended September 30, 2009, which expense was attributable to grants made during 2008 with the associated expense being recognized over the service period.  At September 30, 2009, unamortized stock-based compensation not yet recorded totaled $102,000 and is expected to be recognized over the next 10 months.

The following table summarizes information about unvested restricted share activity for the nine months ended September 30, 2009:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at January 1, 2009	832,000	$2.55
Granted	-	-
Forfeited	(200,000)	2.55
Vested	(536,000)	2.55
Outstanding at September 30, 2009	96,000	$2.55

The following table summarizes information about stock option activity for the nine months ended September 30, 2009:

	Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	-	$-	$-
Granted	75,000	0.36	116,250
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2009	75,000	$0.36	116,250
Exercisable at September 30, 2009	75,000	$0.36	$116,250

The weighted average remaining contract life of the options is 9.5 years.

The following table summarizes information about stock warrant activity for the nine months ended September 30, 2009:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,085,516	$0.07	$1,997,680
Granted	5,000	1.50	2,050
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2009	1,090,516	$0.08	$1,997,730
Exercisable at September 30, 2009	1,090,516	$0.08	$1,997,730

The weighted average remaining contract life of the warrants is 3.8 years.

The following table reflects share-based compensation recorded by the Company for the quarter ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
Share-based compensation expense included in reported net income	$111,108	$930,600
Earnings per share effect of share-based compensation expense	$0.01	$0.05

The following table reflects share-based compensation recorded by the Company for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Share-based compensation expense included in reported net income	$802,360	$930,600
Earnings per share effect of share-based compensation expense	$0.05	$0.05

NOTE 6 – COMMON STOCK

Equity Issuances

During the nine months ended September 30, 2009, the Company issued 10,000 shares of common stock for services of a director and 2,500 shares of common stock to a consultant for services. The grant-date value of these shares was approximately $3,600.

During the nine months ended September 30, 2009, 200,000 shares of restricted common stock were forfeited and cancelled. In addition, 536,000 shares of restricted stock vested during the nine month period.

Stock Options

During the nine months ended September 30, 2009, stock options to purchase 75,000 shares of common stock, with a grant-date value of $13,386, were granted to directors.  The options are exercisable at $0.36 per share for a term of ten years.  The options fully vested immediately. The options were valued using the Black-Sholes model with the following assumptions: $0.36 quoted stock price; $0.36 exercise price; 341% volatility; 5 year estimated life; zero dividends; 1.92% discount rate.  No stock options were granted during the quarter ended September 30, 2009.

Earnings Per Share

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive totaled 1,261,516 and 0 shares for the quarter and nine months ended September 30, 2009 and 2008, respectively.

NOTE 7 – COMMODITY DERIVATIVE INSTRUMENTS

During the quarter ended September 30, 2009 and for the period July 15, 2008 to September 30, 2008, the Successor Company recognized a realized gain on derivative instruments of $1,099,128 and a realized loss on derivative instruments of $1,762,995, respectively, in the Statement of Operations. The Predecessor Company recognized a realized gain of $14,133,039 during the period July 1, 2008 to July 14, 2008 in the Statement of Operations. During the quarter ended September 30, 2009 and for the period July 15, 2008 to September 30, 2008 the Successor Company recognized an unrealized loss of $683,277 and an unrealized gain of $14,618,555, respectively, in the Statement of Operations as the result of market-to-market valuations. The Predecessor Company recognized an unrealized loss of $16,328,103 during the period July 1, 2008 to July 14, 2008 in the Statement of Operations as the result of market-to-market valuations.

During the nine months ended September 30, 2009, the Successor Company recognized a realized gain of $5,921,319 and the Predecessor Company recognized a realized loss of $3,904,612 during the period January 1, 2008 to July 14, 2008 in the Statement of Operations. During the nine months ended September 30, 2009, the Successor Company recognized an unrealized loss of $7,978,238 and the Predecessor Company recognized an unrealized loss of $15,155,991 during the period January 1, 2008 to July 14, 2008 in the Statement of Operations as the result of market-to-market valuations.

As of September 30, 2009, the following natural gas derivative instruments were outstanding:

	NYMEX Contract Price Per MMBtu
	Fixed-Price Swaps		Put Options		Call Options
		Weighted	Volume	Weighted	Volume	Weighted
		Average	in	Average	in	Average
Period	MMBtu	Fixed Price	MMBtus	Strike Price	MMBtus	Strike Price
2009	150,925	$7.67	56,817	$6.58	-	-
2010	397,880	$7.18	143,100	$6.50	-	-
2011	241,089	$6.85	131,175	$6.50	-	-

As of September 30, 2009, the Company had entered into the following crude oil derivative instruments:

	NYMEX Contract Price Per Bbl
	Fixed-Price Swaps		Put Options		Call Options
		Weighted	Volume	Weighted	Volume	Weighted
		Average	in	Average	in	Average
Period	MBls	Fixed Price	MBls	Strike Price	MBls	Strike Price
2009	52,729	$78.26	10,928	$53.94	8,612	$75.00
2010	149,186	$79.48	26,484	$50.00	-	-
2011	110,826	$75.73	26,484	$50.00	-	-

At September 30, 2009, the Company recognized an asset of $2,163,014 related to the estimated fair value of these derivative instruments.

Fair Value of Financial Instruments:

The Company has adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures, for all its financial instruments. FASB ASC 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following table provides fair value measurement information within the hierarchy for Saratoga's commodity derivative instruments at September 30, 2009:

	Fair Value Measurement Classification
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

				Total

Assets (liabilities):
Oil and gas derivative option contracts	$-	$512,099	$-	$512,099
Oil and gas derivative swap contracts	-	1,650,915	-	1,650,915
Total	$-	$2,163,014	$-	$2,163,014

The estimated fair value of crude oil and natural options and price swaps contracts was based upon forward commodity price curves based on quoted market prices.

At September 30, 2009 and December 31, 2008, the Company had commodity derivative financial instruments in place that are accounted for under FASB ASC 815, Derivatives and Hedging. The Company does not apply hedge accounting as allowed by FASB ASC 815, therefore, the changes in fair value subsequent to the initial measurement are recorded in income. The estimated fair value amounts of the Company’s derivative instruments have been determined at discrete points in time based on relevant market information which resulted in the Company classifying such derivatives as Level 2. Although the Company’s derivative instruments are valued using public indexes, the instruments themselves are traded with third-party counterparties and are not openly traded on an exchange.

As of September 30, 2009 and December 31, 2008, the Company’s derivative contracts were with major financial institutions with investment grade credit ratings which are believed to have a minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts discussed above; however, the Company does not anticipate such nonperformance.

The estimated fair value of short-term financial instruments, including cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As noted above and in the Company’s Form 10-K for the year ended December 31, 2008, during the quarter ended March 31, 2009, the Company received notices of default on its term debt facility with Wayzata Investment Partners and its revolving credit facility with Macquarie Bank Limited.  Following receipt of such notices of default and unsuccessful efforts to resolve the same, the Company and its subsidiaries filed voluntary petitions under Chapter 11 in the U.S. Bankruptcy Court.  While the Company continues to operate its business as debtor-in-possession, there is no assurance that the Company will be able to successfully operate, or finance its operations, while in bankruptcy or that the Company will be able to emerge from bankruptcy with its business and capital structure substantially in tact.

The Company is involved in litigation with a former customer of the Harvest Companies regarding payment for oil and gas products marketed by that customer.  The Company has fully reserved for amounts owed by the customer and any outcome regarding this matter will not have an adverse effect on the Company’s financial position or results of operations.

In connection with the acquisition of the Harvest Companies, the Company, by agreement, assumed certain plugging and abandonment, reclamation, restoration, and clean up liabilities and obligations related thereto. To secure these liabilities, the Company maintains approximately $9.7 million at September 30, 2009 in letters of credit with certain financial institutions. The letters of credit are secured by the various oil and gas properties maintained by the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the nine months ended September 30, 2009, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Note Regarding Financial Statements Presented

As noted in the Company’s Form 10-K for the year ended December 31, 2008, prior to the Company’s July 14, 2008 (the “Acquisition Date”) acquisition of Harvest Oil & Gas LLC and The Harvest Group, LLC (together, the “Harvest Companies” or the “Predecessor Companies”), the Company had minimal operations.  The consolidated financial statements for the Company (also referred to following the acquisition of the Harvest Companies, as the “Successor Company”) at and for the quarter and nine months ended September 30, 2009 and at and for the period from July 15, 2008 to September 30, 2008 include the financial statements of Saratoga Resources, Inc., and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc.

The combined financial statements for the Predecessor Companies for the periods from July 1, 2008 to the Acquisition Date and from January 1, 2008 to the Acquisition Date, include the financial statements of Harvest Oil and Gas, LLC and The Harvest Group, LLC.

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

Macquarie Bank Limited (“Macquarie”), the lender under our revolving credit facility (the “Macquarie Credit Agreement”) also issued a notice of default dated February 26, 2009, which was expressly based on Wayzata’s Notice of Default. The Macquarie notice of default was triggered by cross default provisions in the Macquarie Credit Agreement defining an event of default as an event or condition occurring which permits the holder of any material debt to accelerate that obligation.  Macquarie stated in its notice of default that it was not initiating any action to exercise its rights and remedies available, though its rights to do so were expressly reserved.  As a result of the Macquarie notice of default, Macquarie rejected our requests to access additional credit available under the Macquarie Credit Agreement, which restriction of credit potentially impaired our ability to continue our development program.  We disputed the Macquarie notice of default.

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

We intend, subject to the Bankruptcy Courts approval, to continue to operate our business and manage our properties as debtors in possession.  We believe that we have sufficient cash to operate our business in the immediate term and, accordingly, have forgone new debtor-in-possession (“DIP”) financing to date.  At September 30, 2009, we had cash on hand of approximately $19.7 million.

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

The Debtors were granted interim authority by the Bankruptcy Court for the limited use of cash collateral to pay expenses pursuant to cash collateral budgets through November 13, 2009 and in accordance with applicable provisions of the Bankruptcy Code.

On July 29, 2009, the Bankruptcy Court extended the exclusive period for 30 days, until September 28, 2009, for the Debtors to file a plan of reorganization. The Debtors filed a Plan of Reorganization on August 17, 2009 and subsequently filed a First Amended and Second Amended Plan of Reorganization on September 11, 2009 and October 6, 2009, respectively. The exclusive period was extended for 30 days after September 28, 2009 and was further extended until December 1, 2009 in order for the Debtors to obtain confirmation of the plan of reorganization. A hearing on approval of the Plan of Reorganization was held beginning on November 12, 2009. On November 16, 2009, an agreement in principle was reached between the Debtors, Wayzata and Macquarie pursuant to which the Debtors would prepare and file a further amended consensual Plan of Reorganization, which plan would involve, among other things, refinancing the existing Wayzata debt and increasing the availability under the Macquarie revolving credit facility. Confirmation of the amended consensual Plan of Reorganization is subject to completion and filing of the amended plan, preparation and approval of documentation and final confirmation of the plan by the Bankruptcy Court. A hearing has been scheduled for November 30, 2009 to consider confirmation of the amended consensual plan.

Drilling and Development Activities

During the nine months ended September 30, 2009, we continued our plan to further develop the assets acquired in the Harvest Acquisitions. During the period, we successfully recompleted and completed workovers on 5 wells in the Grand Bay Field and completed a developmental well in the Grand Bay Field. Because of constraints on access to borrowings under our revolving credit facility with Macquarie following the giving of the Wayzata notice of default, further development activities have been substantially curtailed since March 31, 2009 and no new wells were being drilled at September 30, 2009.

In addition to the recompletion, workover and developmental drilling work undertaken during the period ended September 30, 2009, full field studies in the Grand Bay and Vermilion 16 fields continued and were ongoing at September 30, 2009.

At and for the nine months ended September 30, 2009, we had approximately 83 wells in production, including 82 wells in Louisiana and one well in Texas.

Critical Accounting Policies

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements of Saratoga have been prepared in accordance with FASB ASC 852, Reorganizations, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Saratoga’s consolidated financial statements do not reflect adjustments that might be required if we (or each of the Saratoga Debtors) are unable to continue as a going concern. FASB ASC 852 requires the following for Debtor entities:

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

•

Evaluation of actual or potential bankruptcy claims, which are not already reflected as a liability on the balance sheet, under FASB ASC 450, Contingencies. If valid unrecorded claims, including parent guarantees of subsidiary debt, meeting the criteria set out in the above guidance are presented to us in future periods, we would accrue for these amounts, also at the expected amount of the allowed claim rather than at the expected settlement amount.

•

Disclosure of condensed combined debtor entity financial information, if our consolidated financial statements include material subsidiaries that did not file for bankruptcy protection.

•

Upon confirmation of our plan of reorganization, and our emergence from Chapter 11 reorganization, “fresh-start reporting” must be adopted if the reorganization value of our assets immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. Essentially, the reorganization value of the entity, as mutually agreed to by the debtor-in-possession and its creditors, would be allocated to the entity’s assets in conformity with the procedures specified by “FASB ASC 805, Business Combinations.”

Mineral Royalty Audit

In October 2009, the Louisiana Department of Mineral Resources notified the Company of the completion of audits of royalty payments from Harvest Oil and Harvest Group for the period from September 2005 to March 2009. Pursuant to the notifications, the Department of Mineral Resources asserted deficiencies in royalty payments totaling $1,368,194. Additionally, the Department of Mineral Resources estimated interest and penalties owing of approximately $772,894. Saratoga is reviewing the asserted royalty deficiencies and, based on its review, may contest the asserted deficiencies.  Saratoga also intends to review potential claims against the former owners of Harvest Oil and Harvest Group arising from underpayments determined to have occurred during periods prior to Saratoga’s acquisition of the Harvest Companies.

The full amount of the asserted deficiency in royalty payments is included in lease operating expense for the September 30, 2009 quarter and nine month periods and the estimated interest and penalties are included in interest expense for the same periods.  At September 30, 2009, Saratoga recorded as liabilities subject to compromise $2,141,088 attributable to the asserted deficiencies in royalties.

Results of Operations

As noted above, the results of operations discussed below are comprised of the consolidated results reported by the Successor Company during the 2009 periods. For the 2008 periods, the results discussed below reflect both the consolidated results reported by the Successor during the periods from July 15 to September 30, 2008 and the combined results of the Predecessor Companies during the 2008 periods up to the Acquisition Date.

Oil and Gas Revenue

Oil and gas revenue for the quarter ended September 30, 2009 decreased to $13,375,438 from $18,257,789 in the 2008 quarter and, for the nine months ended September 30, decreased to $33,479,520 from $59,061,605. The decrease in revenue for the quarter and nine month periods was attributable to lower hydrocarbon prices during 2009 partially offset by increases in production. The following table discloses the net oil and natural gas production volumes, sales, and average sales prices for the quarters and nine month periods ended September 30, 2009 and 2008:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Oil and gas production (Mcfe)	1,570,130	904,767	4,502,587	3,920,076
Avg daily production (Mcfe)	17,067	9,834	16,493	14,359
Oil and gas revenues	$13,375,438	$18,257,789	$33,479,520	$59,061,605
Price per Mcfe	$8.52	$20.22	$7.44	$15.07

The decline in average prices realized from the sale of oil and gas reflected the sharp worldwide economic decline that began during the second half of 2008 and continued to cause depressed oil and gas prices during the first nine months of 2009, as compared to 2008 pricing, particularly during the first quarter of 2009. Oil and gas prices stabilized and oil prices rose during the second and third quarters of 2009 although, at and for the quarter ended September 30, 2009, prices remain well below 2008 prices.

The increase in production during the 2009 quarter and nine month periods was due to recompletions and workovers of 9 wells during the fourth quarter of 2008 and the first nine months of 2009, the commencement of production from a developmental well in the Grand Bay Field in September 2009 and the temporary interruption of production from substantially all of our Louisiana properties of approximately 19.4 Mbls of oil and 113.1 Mmcf during 2008 as a result of Hurricanes Gustav and Ike.

Operating Expenses

Operating expenses decreased to $9,319,929 for the quarter ended September 30, 2009 from $14,365,139 in the 2008 quarter and, for the nine months ended September 30, decreased to $32,200,747 from $42,501,306. The following table sets forth the components of operating expenses for the 2009 and 2008 quarter and nine month periods:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Lease operating expense	$4,839,359	$4,279,241	$13,395,483	$20,959,078
Exploration expense	286,554	-	848,368	-
Depreciation, depletion and amortization	973,243	4,704,326	8,252,630	7,144,681
Accretion expense	340,180	668,636	982,283	1,408,416
General and administrative expenses	1,487,221	2,429,575	4,610,125	5,636,779
Production and severance taxes	1,393,372	2,283,361	4,111,858	7,033,616
	$9,319,929	$14,365,139	$32,200,747	$42,177,896

As more fully described below, the decrease in operating expenses was primarily attributable to decreases in lease operating expenses, general and administrative expenses and production and severance taxes partially offset, during the nine month period, by increased depreciation, depletion and amortization.

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

Lease Operating Expenses

Lease operating expenses for the 2009 quarter increased to $4,839,359, or $3.08 per Mcfe, from $4,279,241 in the 2008 quarter, or $4.73 per Mcfe. For the nine months ended September 30, lease operating expenses decreased to $13,395,483, or $2.98 per Mcfe, from $20,959,078, or $5.35 per Mcfe. During the 2008 nine month period, the Predecessor had an oil spill in the South Atchafalaya Bay which contributed to an increase in lease operating expenses. Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. We have been actively engaged in field management efforts to reduce our lease operating expenses on a per Mcfe basis. The absence of oil spill costs during 2009 and a general reduction in lease operating expenses resulting from our field management efforts were the primary causes of reductions in lease operating expenses during 2009. Included in the nine months 2009 lease operating expenses is $1,301,737 related to workover expenses, $181,640 related to hurricane repairs from hurricanes Ike and Gustav, and $1,368,194 related to the mineral royalty audit.

Exploration Expenses

Exploration expense for the 2009 quarter increased to $286,554 from $0 in the 2008 quarter. For the nine month period, exploration expense increased to $848,368 from $0.  The increase is due to the Successor undertaking full field studies on its properties for evaluation of its assets during the nine months ended September 30, 2009.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the 2009 quarter decreased to $973,243 from $4,704,326 in the 2008 quarter. For the nine month period, DD&A increased to $8,252,630 from $7,144,681. The increase in DD&A for the nine month period was attributable to the acquisition of the Harvest Companies during the third quarter 2008 and development programs during the fourth quarter 2008 and first nine months of 2009 which increased the basis of the oil and gas properties. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

General and Administrative Expenses and Other

General and administrative expense for the 2009 quarter decreased to $1,487,221 from $2,429,575 in the 2008 quarter. For the nine month period, general and administrative expenses decreased to $4,610,125 from $5,636,779. The decrease in general and administrative expenses was attributable to a reduction in stock-based compensation recorded during 2009 as well as a bad debt charge recorded during 2008.

Production and Ad Valorem Taxes

Production and Ad Valorem Taxes for the 2009 quarter decreased to $1,393,372 from $2,283,361 in the 2008 quarter. For the nine month periods, production and ad valorem taxes decreased to $4,111,858 from $7,033,616.  The decrease is due to the decrease in oil and gas revenues during the 2009 quarter and nine month period.

Other Income (Expense), Net

Net other income (expenses) totaled $(5,953,608) of expenses for the 2009 quarter and $5,672,030 of income for 2008 quarter and, for the nine month periods, totaled $(18,961,860) of expenses for the 2009 period and $(15,736,887) of expense during the 2008 period. The following table sets forth the components of net other income (expenses) for the 2009 and 2008 quarters and nine month periods:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commodity derivative income (expense)	$415,851	$10,660,496	$(2,056,919)	$(6,205,043)
Interest income	13,418	40,238	34,054	85,781
Interest expense	(6,382,877)	(5,028,704)	(16,938,995)	(9,617,625)
	$(5,953,608)	$5,672,030	$(18,961,860)	$(15,736,887)

As more fully described below, the change in net other expenses, was principally attributable to fluctuations in commodity derivative income (expenses) during the 2009 quarter and nine month period and increased net interest expense during the 2009 quarter and nine month period.

Commodity Derivative Income (Expense)

Commodity derivative income (expense) reflects changes within a period in the prices of commodities underlying our crude oil and natural gas hedges. In general, where prices of underlying commodities rise during a period we recognize commodity derivative expense and where prices of underlying commodities decrease during a period we recognize commodity derivative income.  Commodity derivative income decreased to $415,851 for the 2009 quarter from income of $10,660,496 for the 2008 quarter and, for the nine month periods, commodity derivative expense decreased to $2,056,919 from an expense of $6,205,043. Pursuant to the terms of the Wayzata Credit Agreement and the Revolving Credit Agreement, we have entered into certain derivative contracts and entered into additional derivative contracts to reduce the impact of changes in the prices of oil and natural gas. The commodity derivative income (expense) during the 2009 and 2008 quarter and nine month periods reflects the extreme volatility of crude oil and natural gas prices during 2008 and 2009, with oil and natural gas prices rising sharply during the first nine months of 2008 followed by a steep and rapid decline in prices lasting through the first quarter of 2009 followed by a rise in crude oil prices beginning in the second quarter of 2009. In particular, sharp increases in oil and gas prices during the 2008 nine month period and lesser increases in oil prices during the 2009 quarter and nine month period resulted in losses during both the 2008 and 2009 nine month periods with larger losses realized during the 2008 period due to the higher prevailing prices during 2008.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under the Wayzata Credit Agreement and the Revolving Credit Agreement. Net interest expense increased to $6,369,459 in the 2009 quarter from $4,988,466 in the 2008 quarter and, for the nine month period, increased to $16,904,941 from $9,531,844. The increase in net interest expense was attributable to the incurrence of approximately $110 million of debt in connection with the Harvest Acquisitions. In addition, we recorded $772,894 for penalties and interest during 2009 related to the mineral royalty audit.

Income Tax Provision (Benefit)

Our income tax benefit increased to $1,277,049 in the 2009 quarter from a tax expense of $3,239,157 in the 2008 quarter and, for the nine month periods, increased to a benefit of $6,811,621 from an expense of $3,239,157. The income tax benefit for the 2009 quarter and nine month period was attributable to the Successor Company reporting tax losses as a c-corporation following the Harvest Acquisition while the Predecessors operated as non-taxable limited liability companies and, following the Harvest Acquisition and conversion to reporting as a c-corporation, taxable income was reported during the 2008 quarter and nine month periods.

The effective tax rate for the 2009 quarter and nine month period was 34%. Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

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

We had a cash balance of $19,664,157 at September 30, 2009 as compared to a cash balance of $5,677,994 at December 31, 2008. Our working capital at September 30, 2009 was $11,090,023 compared to a deficit of $(10,528,527) at December 31, 2008. The change in working capital primarily relates to the reclassification of certain liabilities that are subject to compromise as a result of the Chapter 11 filing on March 31, 2008. Liabilities subject to comprise at September 30, 2009 totaled $17,738,534.

Net cash flow from operations was $16,981,364 for the nine months ended September 30, 2009 compared to $20,616,100 for the nine months ended September 30, 2008. Cash flows provided from operations during the nine month ended September 30, 2009 and 2008 consist primarily of oil and gas revenues. Oil and gas revenues decreased in the nine months ended September 30, 2009 compared to 2008. The decrease in oil and gas revenues was partially offset by a decrease in operating expenses during 2009 compared to 2008.

Net cashed used in investing activities was $5,377,250 for the nine months ended September 30, 2009 compared to $4,088,274 for the nine months ended September 30, 2008. The change in cash used in investing activities was primarily attributable to additions to oil and gas properties.

Net cash flow provided by financing activities totaled $2,382,049 for the nine months ended September 30, 2009 compared to $3,971,113 used in financing activities for the nine months ended September 30, 2008.  The change in cash flows from financing activities was primarily attributable to borrowings of short-term notes payable and repayments of related party notes payable during 2009.

We incurred substantial indebtedness in connection with the Harvest Acquisitions, including amounts borrowed under the Wayzata Credit Agreement and the Revolving Credit Agreement. At September 30, 2009, we had $108.6 million of indebtedness outstanding, consisting of $96.1 million (includes debt discount of $1.4 million) under the Wayzata Credit Agreement and $12.5 million under the Revolving Credit Agreement.

With the steep drop in oil and natural gas prices during the second half of 2008 and the unavailability of borrowings under our Revolving Credit Facility, during the first nine months of 2009, we undertook cost cutting measures and deferred previously planned development activities in order to improve profitability and cash flow.  With recovering crude oil prices, lower operating costs, increased production and an improved cash position, we believe that our operations and available resources will support our planned exploration, development and acquisition activities and other liquidity needs during the balance of 2009 and beyond and, accordingly, we plan to continue our planned activities. While we believe that our current operating cash flows will be adequate to support planned operations and service existing indebtedness, reduced revenues and profitability resulting from lower oil and natural gas prices previously resulted in our lenders providing the previously described notices of noncompliance with certain financial covenants under our existing credit facilities. While we are attempting to restructure or refinance our debt under our Chapter 11 case, there is no assurance that we will be able to arrive at a satisfactory arrangement to restructure our current debt in which case we may be required to seek additional financing to refinance that debt or risk liquidation of our assets on terms that will likely not be in the best interests of our shareholders. We have no commitments to provide capital or financing if needed to retire our existing indebtedness and, given the current condition of the capital and credit markets, there is no assurance that any such capital or financing will be available on acceptable terms, or at all, if needed.

Debt

Outstanding debt at September 30, 2009, totaling $108.6 million, consisted of (1) $97.5 million less debt discount of $1.4 million owing to Wayzata under the Wayzata Credit Agreement, and (2) $12.5 million owing to Macquarie under the Revolving Credit Agreement.

Letters of credit totaling approximately $9.7 million were outstanding at September 30, 2009 and reduce amounts available to be drawn under the Revolving Credit Agreement.

Capital Expenditures and Commitments

During the nine months ended September 30, 2009, our capital expenditures totaled $5,060,539. Capital expenditures primarily related to the Company’s drilling, development, recompletion and workover program.

In light of the our pending Chapter 11 case, the current economic outlook and commodity prices, we intend to limit our 2009 capital expenditures to a level that can be funded with cash flow from operations. Subject to the availability of financing, we may, however, expand our capital expenditures based on improvements in commodity prices and the general economic outlook. Our capital budget for the last quarter of 2009, which at this time is expected to be approximately $2.0 million, will focus on those projects that we believe will generate and lay the foundation for production growth. We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations. Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

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

In accordance with the terms of the Revolving Credit Agreement, we have entered into commodity derivative agreements. At September 30, 2009, commodity derivative instruments were in place covering approximately 41% of our projected crude oil and natural gas sales over the next 3 years. See Note 7 “Commodity Derivative Instruments” to our consolidated and combined financial statements for further information.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2009.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA RESOURCES, INC.

Dated: November 23, 2009	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman and Chief Executive Officer

Dated: November 23, 2009	By:	/s/ Edward Hebert
Edward Hebert
Vice President – Finance