Form 10-Q
period 2010-03-31
SARATOGA RESOURCES INC /TX
filed 2010-05-17
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐    No ☒

As of May 3, 2010, we had 16,690,292 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SARATOGA RESOURCES, INC. (DEBTOR-IN-POSSESSION) CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$22,759,192	$21,575,483
Accounts receivable	6,060,714	6,375,864
Prepaid expenses and other	574,485	1,184,468
Derivative asset	-	328,980
Total current assets	29,394,391	29,464,795

Property and equipment:
Oil and gas properties - proved (successful efforts method)	164,019,594	160,709,425
Other	537,280	537,280
	164,556,874	161,246,705
Less: Accumulated depreciation, depletion and amortization	(24,775,093)	(21,596,154)
Total property and equipment, net	139,781,781	139,650,551

Other assets, net	3,603,019	3,719,405
Total assets	$172,779,191	$172,834,751

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,325,159	$2,673,078
Revenue and severance tax payable	3,565,223	3,773,503
Accrued liabilities	27,165,574	19,910,354
Short-term notes payable	-	414,257
Asset retirement obligation	908,747	873,103
Total current liabilities	33,964,703	27,644,295

Long-term liabilities:
Asset retirement obligation	9,706,538	9,316,970
Derivative liabilities	-	764,029
Long-term debt, net of unamortized discount of $1,048,474 and $1,217,578, respectively	108,980,404	108,811,300
Total long-term liabilities	118,686,942	118,892,299

Liabilities subject to compromise	19,264,190	19,631,567

Commitment and contingencies (see notes)

Stockholders' equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized 16,690,292 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	16,690	16,690
Additional paid-in capital	19,918,414	19,887,814
Retained deficit	(19,071,748)	(13,237,914)

Total stockholders' equity	863,356	6,666,590

Total liabilities and stockholders' equity	$172,779,191	$172,834,751

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC. (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Oil and gas revenues	$11,921,581	$8,527,355
Other revenues	769,453	27,659

Total revenues	12,691,034	8,555,014

Operating Expense:
Lease operating expense	4,545,548	4,644,398
Exploration expense	188,895	-
Depreciation, depletion and amortization	3,178,939	3,437,958
Accretion expense	425,212	314,103
General and administrative	1,348,821	1,934,390
Production and severance taxes	1,346,306	1,132,802

Total operating expenses	11,033,721	11,463,651

Operating income (loss)	1,657,313	(2,908,637)

Other income (expense):
Commodity derivative income, net	696,550	2,840,217
Interest income	6,939	-
Interest expense	(6,869,942)	(5,184,602)

Total other expense	(6,166,453)	(2,344,385)

Net loss before reorganization expense and income taxes	(4,509,140)	(5,253,022)

Reorganization expense	1,324,694	235,000

Net loss before income taxes	(5,833,834)	(5,488,022)

Income tax benefit	-	1,841,625

Net loss	$(5,833,834)	$(3,646,397)

Net loss per share - basis and diluted:	$(0.35)	$(0.22)

Weighted average number of common shares outstanding - basis and diluted	16,690,292	16,709,514

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC. (DEBTOR-IN-POSSESSION) CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,833,834)	$(3,646,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	3,178,939	3,437,958
Accretion expense	425,212	314,103
Amortization of debt issuance costs	237,537	103,045
Amortization of debt discount	169,104	59,271
Commodity derivative income	(473,962)	292,961
Stock-based compensation	30,600	419,132
Deferred taxes	-	(1,960,625)
Changes in operating assets and liabilities:
Accounts receivable	315,150	(673,068)
Prepaids and other	609,983	359,891
Accounts payable	(123,645)	(258,656)
Revenue and severance tax payable	(88,949)	2,670,776
Accrued liabilities	6,544,236	598,020

Net cash provided by operating activities	4,990,371	1,716,411

Cash flows from investing activities:
Additions to oil and gas property	(3,310,169)	(2,012,062)
Additions to other property and equipment	-	(32,809)
Other	(121,150)	-

Net cash used in investing activities	(3,431,319)	(2,044,871)

Cash flows from financing activities:
Repayment of short-term notes payable	(414,256)	(557,970)
Repayment of debt borrowings - related party	-	(82,117)
Settlements of commodity hedges recorded in purchase accounting	38,913	-

Net cash used in financing activities	(375,343)	(640,087)

Net increase (decrease) in cash and cash equivalents	1,183,709	(968,547)

Cash and cash equivalents - beginning of period	21,575,483	5,677,994

Cash and cash equivalents - end of period	$22,759,192	$4,709,447

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$3,306,907
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.

(DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Saratoga Resources, Inc. (“Saratoga,” or the “Company”) is an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of natural gas and crude oil properties.

Financial Statements Presented

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

These financial statements should be read in conjunction with the financial statements and footnotes which are included as part of the Company’s Form 10-K for the year ended December 31, 2009.

Changes in Presentation

Certain financial presentations for the periods presented for 2009 have been reclassified to conform to the 2010 presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $22.8 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

•

Segregation of reorganization items (direct and incremental costs, such as professional fees, of being in bankruptcy) as a separate line item in the statement of operations outside of income from continuing operations. During the three months ended March 31, 2010 and March 31, 2009, we incurred $1,324,694 and $235,000 of reorganization costs, respectively, which reflects cash payments, all of which are related to operating activities;

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

Our consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the provisions of AICPA’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Due to our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern.

The accompanying consolidated and combined financial statements do not reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the financial statements do not show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or their status and priority; (3) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (4) as to operations, the effect of any changes that may be made in our business.  See Note 2 – “Plan of Reorganization” and Note 9 – “Subsequent Events – Exit from Bankruptcy.”

Recent Accounting Pronouncements

In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

No other accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

NOTE 2 – PLAN OF REORGANIZATION

On February 11, 2010 the Company filed its Third Amended Plan of Reorganization and on March 30, 2010 the Company filed a modified Third Amended Plan of Reorganization (the “Modified Third Amended Plan”).  The principal terms of the Modified Third Amended Plan are:

•

the existing revolving credit agreement would be amended as to maturity date and interest rate and claims under the revolving credit agreement would be allowed in the amount of $23.5 million (including outstanding letters of credit), of which $5.5 million would be paid on exit from bankruptcy;

•

the existing term credit agreement would be amended and restated as to maturity and interest rate and claims under the term credit agreement would be allowed in the amount of $127.5 million;

•

all allowed claims of unsecured creditors and oil lien claim creditors would be paid in full with unsecured creditors receiving 75% in cash on exit from bankruptcy and the balance in quarterly installments over one year and oil lien claim creditors receiving 80% in cash on exit from bankruptcy and the balance in quarterly installments over one year;

•

state lessor audit royalty claims would be paid 100% in monthly installments over twenty-four months;

•

amounts owing on notes payable to officers would be payable in full, including compound accrued interest, in forty months;

•

a warrant to purchase 2,000,000 shares of our common stock would be issued to the administrative agent for the revolving and term credit facilities; the warrant would be exercisable at $0.01 per share and would vest 111,111 shares on exit from bankruptcy and 111,111 shares per month thereafter; and

•

483,310 shares of common stock would be issued pro rata among the oil lien claim creditors, other secured creditors and unsecured creditors.

On April 19, 2010, the U.S. Bankruptcy Court entered an order confirming the Modified Third Amended Plan and, on May 14, 2010, the Company satisfied all of the conditions set forth in the Modified Third Amended Plan of Reorganization, the Modified Third Amended Plan became effective and the Company exited from bankruptcy.  See Note 9 – “Subsequent Events – Exit From Bankruptcy.”

NOTE 3 – LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. See Note 1 – “Organization and Basis of Presentation – Accounting for Reorganization”.

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

Liabilities subject to compromise consist of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$13,267,388	$13,043,112
Revenue and severance tax payable	2,263,377	2,144,046
Accrued interest	2,871,856	2,871,856
Accrued liabilities	256,141	967,125
Notes payable – related parties	605,428	605,428
Total liabilities subject to compromise	$19,264,190	$19,631,567

See Note 2 “Plan of Reorganization” for a discussion of the proposed payment of various classes of holders of liabilities subject to compromise.

NOTE 4 – STOCK-BASED COMPENSATION EXPENSE AND WARRANTS

The Company periodically grants restricted stock and stock options to employees, directors and consultants.  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

The following table summarizes information about stock option activity and related information for the three months ended March 31, 2010 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	75,000	$0.36	$70,500
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2010	75,000	$0.36	$70,500
Exercisable at March 31, 2010	75,000	$0.36	$70,500

The weighted average remaining contract life of the options is 9 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Share-based compensation expense included in reported net income	$30,600	$419,132
Earnings per share effect of share-based compensation expense	$(0.00)	$(0.03)

At March 31, 2010, unamortized stock-based compensation not yet recorded totaled $40,800.

Warrant Activity

No warrants were issued or exercised during the three months ended March 31, 2010.  At March 31, 2010, the Company had 1,090,516 warrants outstanding with a remaining contractual life of 3.3 years.  The weighted average exercise price for all remaining outstanding warrants was $0.08.  The warrants had an intrinsic value of $1,334,516 at March 31, 2010.

NOTE 5 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended March 31,
	2010			2009
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(5,833,834)	16,690,292	$(0.35)	$(3,646,397)	16,709,514	$(0.22)
Effective of Dilutive Securities:
Stock options and other	-	-		-	-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(5,833,834)	16,690,292	$(0.35)	$(3,646,397)	16,709,514	$(0.22)

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive totaled 1,090,516 and 1,165,516 shares for the three months ended March 31, 2010 and 2009, respectively.

NOTE 6 – COMMODITY DERIVATIVE INSTRUMENTS

The Company periodically uses derivative instruments in connection with anticipated crude oil and natural gas sales to mitigate the variability of cash flows associated with commodity price fluctuations.  While the use of these derivative instruments limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements.

During the three months ended March 31, 2010, we recognized a realized gain of $261,501due to pricing and a realized gain of $435,049 as a result of the liquidation of all of our derivative instruments by our secured lender.  During the three months ended March 31, 2009, the Company recognized a realized gain of $3,133,178 and had an unrealized loss of $292,961 as a result of mark-to-market valuations.

As of March 31, 2010, the Company had no natural gas or crude oil derivative instruments outstanding.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The Company accounts for plugging and abandonment costs in accordance with FASB Accounting Standards Codification 410-20, Accounting for Asset Retirement Obligations.

The Company maintains an escrow agreement that has been established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed in the acquisition of oil and gas properties in certain fields.

At March 31, 2010 and December 31, 2009, the amount of the escrow account totaled $2,187,118 and $2,065,968, respectively and is shown as other assets on the Company’s balance sheet.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2009	$10,190,073
Accretion expense	425,212
Additions	-
Revisions	-
Settlements	-
Balance at March 31, 2010	$10,615,285

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As noted above and in the Company’s Form 10-K for the year ended December 31, 2009, since the filing by the Company and its subsidiaries of petitions under Chapter 11 of the U.S. Bankruptcy Code on March 31, 2009, the Company has operated its business as debtor-in-possession.  There is no assurance that the Company will be able to successfully operate, or finance its operations, upon exit from bankruptcy.

From time to time the Company may become involved in litigation in the ordinary course of business. At March 31, 2010, other than the Company’s operation under Chapter 11 of the U.S. Bankruptcy Code, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 9 – SUBSEQUENT EVENTS

Exit From Bankruptcy

Confirmation of Plan

On April 19, 2010, the United States Bankruptcy Court for the Western District of Louisiana (the “Bankruptcy Court”) entered an order (the “Confirmation Order”) confirming the Company’s Modified Third Amended Plan of Reorganization.

Effectiveness of Plan

On May 14, 2010, the Company satisfied all of the conditions set forth in the Modified Third Amended Plan of Reorganization, the Modified Third Amended Plan became effective and the Company exited from bankruptcy.

Amended Revolving Credit Agreement

On May 14, 2010, the Company entered into an Amended Revolving Credit Agreement reflecting the terms described in the Modified Third Amended Plan.  Under the Amended Revolving Credit Agreement, the Company’s revolving credit facility was revised to provide for total outstanding principal under the facility of $18,000,000, including $10,159,128 in letters of credit and after payment of $5.5 million. No further borrowings can be made under the Amended Revolving Credit Agreement.

The Amended Revolving Credit Agreement provides for payments of interest only on a monthly basis at a floating rate of prime plus 2% with all amounts owing under the agreement being due and payable in full on April 30, 2012.

Amended and Restated Term Credit Agreement

On May 14, 2010, the Company entered into an Amended and Restated Term Credit Agreement reflecting the terms described in the Modified Third Amended Plan.  Under the Amended and Restated Term Credit Agreement, the Company’s term credit facility was revised to reflect the total amount borrowed and owing thereunder of $127.5 million and to provide for accrual of interest at 11.25% per annum payable interest only on a monthly basis with all amounts owing under the agreement being due and payable in full on April 30, 2012.

Compensation and Stock Option Grants

Executive Compensation

In April 2010, the Company’s board of directors approved increases in base salary to $305,000 for Thomas Cooke, Chairman and Chief Executive Officer of the Company, and Andy Clifford, President of the Company.  The board also approved one-time bonuses of $55,000 to both Mr. Cooke and Mr. Clifford.  The increase in base salary and payment of bonuses each are subject to, and payable on or commencing on, exit from bankruptcy.

Stock Option Grants

In April 2010, the Company’s board of directors approved stock option grants to purchase an aggregate of 845,000 shares of common stock to the Company’s non-employee directors and to various key employees, including an aggregate of 50,000 stock options granted to non-employee directors and 150,000 stock options granted to an officer of the Company.  All of the stock options are exercisable at $3.00 per share, the grant date closing price of the Company’s stock, and are exercisable for terms of ten years.  The stock options granted become exercisable following exit from bankruptcy and each of the options, other than the grants to non-employee directors, are subject to additional vesting provisions.

Warrant

In April 2010, the Company sold to a service provider, for a purchase price of $100, a warrant to purchase 40,000 shares of the Company’s common stock.  The warrant is exercisable at $3.00 per share for a term of five years.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the three months ended March 31, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K for the year ended December 31, 2009.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2009.

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

2010 Developments

Plan of Reorganization and Exit from Bankruptcy

We continued to operate as debtor-in-possession during the quarter ended, and as of, March 31, 2010.

On February 11, 2010 the Company filed its Third Amended Plan of Reorganization and on March 30, 2010 the Company filed a modified Third Amended Plan of Reorganization (the “Modified Third Amended Plan”).  The principal terms of the Modified Third Amended Plan are:

•

the existing revolving credit agreement would be amended as to maturity date and interest rate and claims under the revolving credit agreement would be allowed in the amount of $23.5 million (including outstanding letters of credit), of which $5.5 million would be paid on exit from bankruptcy;

•

the existing term credit agreement would be amended and restated as to maturity and interest rate and claims under the term credit agreement would be allowed in the amount of $127.5 million;

•

all allowed claims of unsecured creditors and oil lien claim creditors would be paid in full with unsecured creditors receiving 75% in cash on exit from bankruptcy and the balance in quarterly installments over one year and oil lien claim creditors receiving 80% in cash on exit from bankruptcy and the balance in quarterly installments over one year;

•

state lessor audit royalty claims would be paid 100% in monthly installments over twenty-four months;

•

amounts owing on notes payable to officers would be payable in full, including compound accrued interest, in forty months;

•

a warrant to purchase 2,000,000 shares of our common stock would be issued to the administrative agent for the revolving and term credit facilities; the warrant would be exercisable at $0.01 per share and would vest 111,111 shares on exit from bankruptcy and 111,111 shares per month thereafter; and

•

483,310 shares of common stock would be issued pro rata among the oil lien claim creditors, other secured creditors and unsecured creditors.

On April 19, 2010, the U.S. Bankruptcy Court entered an order confirming the Modified Third Amended Plan and, on May 14, 2010, the Company satisfied all of the conditions set forth in the Modified Third Amended Plan of Reorganization, the Modified Third Amended Plan became effective and the Company exited from bankruptcy.  See Note 9 – “Subsequent Events – Exit From Bankruptcy.”

Drilling and Development Activities

During the quarter ended March 31, 2010, we continued our plan to further develop our assets albeit at a curtailed pace pending our emergence from bankruptcy.  During the quarter, our principal development activities related to the ongoing full field study in the Grand Bay field and planning for post-bankruptcy development activities, including infrastructure upgrades and drilling plans.  No wells were drilled during the quarter ended March 31, 2010 and no drilling, recompletions or workovers were ongoing at March 31, 2010.

At and for the quarter ended March 31, 2010, we had approximately 86 wells in production.

Executive Compensation

In April 2010, our board of directors approved increases in base salary to $305,000 for Thomas Cooke, Chairman and Chief Executive Officer of the Company, and Andy Clifford, President of the Company.  The board also approved one-time bonuses of $55,000 to both Mr. Cooke and Mr. Clifford.  The increase in base salary and payment of bonuses each are subject to, and payable on or commencing on, the Effective Date.

Stock Option Grants

In April 2010, our board of directors approved stock option grants to purchase an aggregate of 845,000 shares of common stock to our non-employee directors and to various key employees, including an aggregate of 50,000 stock options granted to non-employee directors and 150,000 stock options granted to an officer of the Company.  All of the stock options are exercisable at $3.00 per share, the grant date closing price of our stock, and are exercisable for terms of ten years.  The stock options granted became exercisable on the Effective Date and each of the options, other than the grants of non-employee directors, are subject to additional vesting provisions.

Warrant

In April 2010, we sold to a service provider, for a purchase price of $100, a warrant to purchase 40,000 shares of common stock.  The warrant is exercisable at $3.00 per share for a term of five years.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended March 31, 2010 increased by 40% to $11,921,581from $8,527,355 in the 2009 quarter.  The increase in revenue was attributable to a 58% increase in average hydrocarbon prices realized during the quarter, as compared to the 2009 quarter, partially offset by an 11% decrease in production volumes as compared to the 2009 quarter. The following table discloses the net oil and natural gas production volumes, average daily production, oil and gas revenues and average sales prices for the quarters ended March 31, 2010 and 2009:

	2010	2009
Oil and gas production (MMcfe)	1,185	1,336
Average daily production (Mcfe)	13,163	14,842
Oil and gas revenues (in 000’s)	$11,922	$8,527
Price per Mcfe	$10.06	$6.38

The increase in average prices realized from the sale of oil and gas reflected the recovery and stabilization of oil and natural gas prices following the sharp worldwide economic decline that began during the second half of 2008 and continued to cause depressed oil and gas prices during the first quarter of 2009.

The decrease in production during the 2010 quarter was due to unusually cold weather during the quarter that resulted in line freezes and a temporary cessation of production.

Operating Expenses

Operating expenses decreased by 3.8% to $11,033,721 for the first quarter of 2010 from $11,463,651 in the 2009 quarter. The following table sets forth the components of operating expenses for the 2010 and 2009 quarters:

	2010	2009
Lease operating expense	$4,545,548	$4,644,298
Exploration expense	188,895	-
Depreciation, depletion and amortization	3,178,939	3,437,958
Accretion expense	425,212	314,103
General and administrative expenses	1,348,821	1,934,390
Production and severance taxes	1,346,306	1,132,802
	$11,033,721	$11,463,651

As more fully described below, the decrease in operating expenses was primarily attributable to decreases in lease operating expenses, general and administrative expenses and depreciation, depletion and amortization, partially offset by increased exploration expense, accretion expense and production and severance taxes.

As a result of the Company’s bankruptcy filing on March 31, 2009, commencing in the second quarter of 2009 and continuing during the pendency of the bankruptcy case, the Company’s operating expenses will reflect additional general and administrative costs associated with operations while in bankruptcy.  That increase in expenses may be offset in part by reduced operating expenses attributable to a curtailment in the scope of operations during the bankruptcy and ongoing cost cutting efforts of the Company.

Lease Operating Expenses

Lease operating expenses for the 2010 quarter decreased to $4,545,548, or $3.84 per Mcfe, from $4,644,398, or $3.48 per Mcfe, in the 2009 quarter.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. We have been actively engaged in field management efforts to reduce our lease operating expenses. A general reduction in lease operating expenses resulting from our field management efforts and the absence of certain expenses incurred during 2009 were the primary causes of reductions in lease operating expenses during the 2010 quarter. The increase in lease operating expenses per Mcfe was attributable to decreased production volume arising from the weather related temporary cessation of production.

Exploration Expense

Exploration expense, totaling $188,895 for the 2010 quarter, was attributable to our ongoing full field studies on our properties for evaluation of our assets, which studies commenced subsequent to the corresponding 2009 quarter.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the 2010 quarter decreased to $3,178,939 from $3,437,958 in the 2009 quarter. The decrease in DD&A was attributable to the decrease in production volumes during the 2010 quarter. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

Accretion expense

Accretion expense for the 2010 quarter increased to $425,212 from $314,103 in 2009 quarter.  The increase in accretion expense was attributed to increased revisions to asset retirement obligations at year end 2009.

General and Administrative Expenses and Other

General and administrative expense for the 2010 quarter decreased to $1,384,821 from $1,934,390 in the 2009 quarter. The decrease was attributable to lower stock-based compensation ($388,532) during the quarter ended March 31, 2010 and general cost control measures.

Production and Ad Valorem Taxes

Production and ad valorem taxes for the 2010 quarter increased to $1,346,306 from $1,132,802 in the 2009 quarter. The increase was due to higher oil prices during the quarter ended March 31, 2010.

Other Income (Expense), Net

Net other expense totaled $6,166,453 for the 2010 quarter and $ 2,344,385 of expenses for the 2009 quarter.  The following table sets forth the components of net other income (expenses) for the 2010 and 2009 quarters:

	2010	2009
Commodity derivative income (expense)	$696,550	$2,840,217
Interest income	6,939	-
Interest expense	(6,869,942)	(5,184,602)
	$(6,166,453)	$(2,344,385)

As more fully described below, the changes in other income (expense), net, was principally attributable to the liquidation of our commodity derivates during the 2010 quarter, resulting in a 75% smaller gain for the quarter compared to income from commodity derivatives during the 2009 quarter, and an increase in the estimated accrued interest rate we are recording based on the settled terms with Wayzata.

Commodity Derivative Income (Expense)

Commodity derivative income decreased to $696,550 during the 2010 quarter from income of $2,840,217 for the 2009 quarter.  Pursuant to the terms of the Term Credit Agreement and the Revolving Credit Agreement, we entered into certain derivative contracts and entered into additional derivative contracts to reduce the impact of changes in the prices of oil and natural gas.  During the 2010 quarter, Wayzata, as administrative agent for the lenders under both the Term Credit Agreement and Revolving Credit Agreement, liquidated all of our then existing commodity derivates and applied the proceeds to amounts owed under the credit agreements.  As a result of changes in prices and liquidation of our commodity derivatives we realized a gain during the 2010 quarter.  Commodity derivative income during 2009 reflected the sharp drop in oil and gas prices during that period resulting in forward hedge prices exceeding oil and natural gas prices during the 2009 quarter.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under the Term Credit Agreement and the Revolving Credit Agreement, partially offset by interest earned on cash balances held. Net interest expense increased to $6,869,942 in the 2010 quarter from $5,184,602 in the 2009 quarter.  The increase in net interest expense was attributable to an increase in the estimated accrued interest we are recording based on the settled terms with Wayzata as reflected in the Modified Third Amended Plan.

Reorganization Expenses

Reorganization expenses reflect payments to professionals and other fees incurred in connection with our ongoing Chapter 11 case. Reorganization expenses increased to $1,324,694 during the 2010 quarter from $235,000 in the 2009 quarter. The increase in reorganization expenses was attributable to the payment of expenses for a full quarter during the 2010 quarter compared to limited payments of such expenses during the 2009 quarter as the Chapter 11 case was filed at the end of the 2009 quarter.

Income Tax Benefit

For the 2010 quarter, we recorded an income tax benefit of $0 compared to an income tax benefit of $1,841,625 in the 2009 quarter. For the quarter ended 2010, we had a deferred tax asset and a 100% valuation allowance; therefore, we recorded no tax benefit this quarter.

The effective tax rate for the 2010 and 2009 quarters were 0% and 34%, respectively.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Financial Condition

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt and any amounts owing during the period related to our hedging positions.  Pending our exit from bankruptcy, we have funded our operations, limited capital expenditures and debt service obligations through operating cash flow and cash on hand.  Since prior to our bankruptcy filing in March 2009, we have not had access to available capital under our Revolving Credit Agreement.

On exit from bankruptcy under the terms of the Modified Third Amended Plan, we paid, or will pay, out to our creditors approximately $16.2 million on, on shortly after, exit and will pay approximately $5.0 million to creditors over the following twelve months.

We believe that our cash flows from operations and cash on hand are sufficient to support our liquidity needs for the balance of 2010. We do not, however, believe that our cash flows from operations and cash on hand will be adequate to fully pursue our planned drilling and development activities.  We may be required to secure additional financing to fully restart our drilling and development plan or to refinance our debt upon maturity in 2012. Future declines in oil and gas prices, and accompanying declines in revenues and profitability could result in our inability to support our operations and drilling and development activities and comply with the terms of our credit facilities. Such price declines were a principal cause of our 2009 Chapter 11 filing.

We have no commitments to provide additional capital or financing if needed to retire our existing indebtedness or to fully fund our planned drilling and development activities and there is no assurance that any such capital or financing will be available on acceptable terms, or at all, if needed.

Cash, Cash Flows and Working Capital

We had a cash balance of $22,759,192 and working capital deficiency of $4,570,312 at March 31, 2010 as compared to a cash balance of $21,575,483 and working capital surplus of $1,820,500 at December 31, 2009. The increase in cash on hand is primarily attributable to non-payment of interest expense during the period of bankruptcy. The decrease in working capital is attributable to the accrual of interest relating to Wayzata’s first and second lien note payable based on the anticipated settlement with Wayzata under the Modified Third Amended Plan. Accrued liabilities at March 31, 2010 were $27,526,837 of which $26,357,510 relates to interest accrued on Wayzata’s first and second lien claims. Following our exit from bankruptcy under the terms of the Modified Third Amended Plan, we expect to reclassify all accrued interest to Wayzata to the first and second lien note payables to Wayzata.

At March 31, 2010, liabilities subject to compromise totaled $19,264,190. As noted, on exit from bankruptcy we have utilized, or will utilize, approximately $10.7 million of our cash balance to pay liabilities subject to compromise and $5.5 million to pay owing under the Revolving Credit Agreement.

Operations provided cash flow of $4,990,371 for the quarter ended March 31, 2010 as compared to cash provided by operations of $1,716,411 for the quarter ended March 31, 2009. The increase in operating cash flows during 2010 was principally attributable to increases in oil and natural gas prices and decreases in operating expenses during 2010 as compared to 2009 and the accompanying increase in revenues and profitability.

Investing activities used cash totaling $3,431,319 during the quarter ended March 31, 2010 as compared to cash used in investing of $2,044,871 during the quarter ended March 31, 2009.  The increase in cash used in investing activities during 2010 was attributable to development of our oil and gas properties.

Financing activities used cash flows of $375,343 during the quarter ended March 31, 2010 as compared to cash used in financing activities of $640,087 during quarter ended March 31, 2009.  Cash flows used for financing during 2010 related primarily to payments related to insurance premiums.   The decrease in cash flows used in financing activities was primarily attributable to the cessation of payments on related party notes following the 2009 Chapter 11 filing.

Debt and Non-Current Liabilities; Impact of Bankruptcy

At March 31, 2010, we had $108,980,404 of indebtedness outstanding, consisting of $97,500,000 under the Term Credit Agreement (excluding $1,048,474 debt discount) and $12,528,878 under the Revolving Credit Agreement. Under the terms of our Modified Third Amended Plan, on exit from bankruptcy, we entered into an Amended Revolving Credit Agreement and Amended and Restated Term Credit Agreement, under which the aggregate indebtedness (including accrued interest and costs) owed is fixed at $127,500,000 under the Amended and Restated Term Credit Agreement and at $18,000,000 (including $10,159,128 in letters of credit and after payment of $5,500,000 on exit) under the Amended Revolving Credit Agreement.

Additionally, at March 31, 2010, as noted above, we had liabilities subject to compromise of $19,264,190, including $1,951,091 attributable to a state mineral royalty audit and $605,430 owed on notes payable to officers. Under our Modified Third Amended Plan, on the Effective Date of our exit from bankruptcy, we paid, or will pay, 75%-80% of those liabilities (excluding amounts attributable to the state mineral royalty audit, notes payable to officers and amounts owing under the Revolving Credit Agreement and the Term Credit Agreement) in cash with the balance being payable over a period of one year.

Letters of credit totaling approximately $9.7 million were outstanding at March 31, 2010.   At March 31, 2010, we had no availability to draw down funds under the Revolving Credit Agreement and, pursuant to the Amended Revolving Credit Agreement, will have no availability to draw funds under the Amended Revolving Credit Agreement following exit from bankruptcy.

Amended Revolving Credit Agreement

On May 14, 2010, we entered into an Amended Revolving Credit Agreement reflecting the terms described in the Modified Third Amended Plan.  Under the Amended Revolving Credit Agreement, our revolving credit facility was revised to provide for total outstanding principal under the facility of $18,000,000, including $10,159,128 in letters of credit and after payment of $5.5 million. No further borrowings can be made under the Amended Revolving Credit Agreement.

The Amended Revolving Credit Agreement provides for payments of interest only on a monthly basis at a floating rate of prime plus 2% with all amounts owing under the agreement being due and payable in full on April 30, 2012.

Amended and Restated Term Credit Agreement

On May 14, 2010, we entered into an Amended and Restated Term Credit Agreement reflecting the terms described in the Modified Third Amended Plan.  Under the Amended and Restated Term Credit Agreement, our term credit facility was revised to reflect the total amount borrowed and owing thereunder of $127.5 million and to provide for accrual of interest at 11.25% per annum payable interest only on a monthly basis with all amounts owing under the agreement being due and payable in full on April 30, 2012.

We believe that our cash flows from operations and cash on hand are sufficient to support the payment of all amounts called for under the Modified Third Amended Plan, including amounts owing under the Amended Revolving Credit Agreement and Amended and Restated Term Credit Agreement, and our liquidity needs for 2010 and beyond.  However, as noted under the discussion of “Liquidity and Capital Resources” above, our ability to support operations and debt service is dependent upon oil and natural gas prices and our ability to refinance our obligations owing under the Amended Revolving Credit Agreement and under the Amended and Restated Term Credit Agreement when the same mature in April 2012.  Any substantial decline in oil and natural gas prices or an inability to refinance our secured debt at maturity could substantially impair our ability to operate and to service our debt following our exit from bankruptcy.

Capital Expenditures and Commitments

Our capital spending for the quarter ended March 31, 2010 was $3,310,169 relating primarily to development of our oil and gas properties.  As a result of our operation as debtor-in-possession and inability to access our revolving credit facility, planned capital expenditures under our drilling and development program were curtailed or deferred during the quarter.

Following our exit from bankruptcy, we intend to restart our development and drilling program. Our 2010 capital budget will focus on those projects that we believe will generate and lay the foundation for production growth. We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations. Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

Risk Management Activities – Commodity Derivative Instruments

Due to the volatility of oil and natural gas prices and requirements under our Revolving Credit Agreement, historically we periodically entered into price-risk management transactions (e.g., swaps, and floors) for a portion of our oil and natural gas production.  In certain cases, this allowed us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  The commodity derivative instruments applied to only a portion of our production, and provided only partial price protection against declines in oil and natural gas prices, and partially limited our potential gains from future increases in prices.  None of these instruments were used for trading purposes.

During the quarter ended March 31, 2010, Wayzata, acting under the Revolving Credit Agreement, liquidated all of our commodity derivative instruments and applied the proceeds to indebtedness owed thereunder. As a result, at March 31, 2010, we had no commodity derivative instruments in place and, in turn, were out of compliance with the requirements of the Revolving Credit Agreement relative to the maintenance of such hedges. Under the Amended Revolving Credit Agreement, we may not, without the consent of Wayzata, hedge more than 60% of our production.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2010.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As noted elsewhere, during the quarter ended March 31, 2010, all of our natural gas and oil derivative instruments were liquidated by Wayzata. Under the Amended Revolving Credit Agreement, we may not, without the consent of Wayzata, hedge more than 60% of our production.

Otherwise, there have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

In concluding that disclosure controls and procedures were not effective, management noted that the weaknesses identified in the Company’s Form 10-K for the year ended December 31, 2009 continued to exist.  Specifically, management noted the following:

1.

Lack of adequate internal accounting and financial reporting infrastructure.  The Company presently maintains a very limited internal accounting staff and does not employ a controller, resulting in its Vice President – Finance carrying out multiple functions that would normally be segregated among multiple positions.  As a result, the Company lacks adequate segregation of duties and is overly reliant upon outside consultants in the accounting and financial reporting process; and

2.

Non-timely recording of certain accounting entries.  Primarily as a result of the Company’s limited internal accounting and financial reporting infrastructure and the added demands on the accounting and financial reporting personnel due to the Company’s operation in bankruptcy, certain adjusting journal entries were required at the end of accounting periods, based on review by our outside accountants, which entries should have been recorded during the period.  In particular, share-based compensation expense, certain oil and gas accruals and tax accruals were recorded only after review by the Company’s outside auditors instead of being recorded as the same arose which would have been the case had we maintained sufficient internal accounting personnel.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5.

OTHER INFORMATION

Executive Compensation

In April 2010, the Company’s board of directors approved increases in base salary to $305,000 for Thomas Cooke, Chairman and Chief Executive Officer of the Company, and Andy Clifford, President of the Company.  The board also approved one-time bonuses of $55,000 to both Mr. Cooke and Mr. Clifford.  The increase in base salary and payment of bonuses each are payable on, or commencing on, the Effective Date.

Stock Option Grants

In April 2010, the Company’s board of directors approved stock option grants to purchase an aggregate of 845,000 shares of common stock to the Company’s non-employee directors and to various key employees, including an aggregate of 50,000 stock options granted to non-employee directors and 150,000 stock options granted to an officer of the Company. All of the stock options are exercisable at $3.00 per share, the grant date closing price of the Company’s stock, and are exercisable for terms of ten years. The stock options granted became exercisable on the Effective Date and each of the options, other than the grants to non-employee directors, are subject to additional vesting provisions.

Warrant

In April 2010, the Company sold to a service provider, for a purchase price of $100, a warrant to purchase 40,000 shares of the Company’s common stock.  The warrant is exercisable at $3.00 per share for a term of five years.

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

SARATOGA RESOURCES, INC.

Dated: May 17, 2010	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman and Chief Executive Officer

Dated: May 17, 2010	By:	/s/ Edward Hebert
Edward Hebert
Vice President – Finance