Form 10-Q
period 2010-06-30
SARATOGA RESOURCES INC /TX
filed 2010-08-16
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 1-32955

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of August 2, 2010, we had 17,173,602 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$5,691,689	$21,575,483
Accounts receivable	6,885,955	6,375,864
Prepaid expenses and other	1,810,034	1,184,468
Derivative asset	-	328,980
Total current assets	14,387,678	29,464,795

Property and equipment:
Oil and gas properties - proved (successful efforts method)	166,944,884	160,709,425
Other	537,280	537,280
	167,482,164	161,246,705
Less: Accumulated depreciation, depletion and amortization	(28,851,133)	(21,596,154)
Total property and equipment, net	138,631,031	139,650,551

Other assets, net	2,784,125	3,719,405
Total assets	$155,802,834	$172,834,751

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,493,467	$2,673,078
Revenue and severance tax payable	4,925,345	3,773,503
Accrued liabilities	3,548,411	19,910,354
Short-term notes payable	1,051,919	414,257
Asset retirement obligation	903,104	873,103
Total current liabilities	15,922,246	27,644,295

Long-term liabilities:
Asset retirement obligation	10,043,964	9,316,970
Derivative liabilities	-	764,029
Long-term debt-related party	605,428	-
Long-term debt, net of unamortized discount of $5,515,058 and $1,217,578, respectively	129,825,814	108,811,300
Total long-term liabilities	140,475,206	118,892,299

Liabilities subject to compromise	-	19,631,567

Commitment and contingencies (see notes)

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized 17,173,602 and 16,690,292 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	17,173	16,690
Additional paid-in capital	26,823,330	19,887,814
Retained deficit	(27,435,121)	(13,237,914)

Total stockholders' equity	(594,618)	6,666,590

Total liabilities and stockholders' equity	$155,802,834	$172,834,751

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Oil and gas revenues	$12,887,341	$11,576,727	$25,143,118	$20,104,082
Other revenues	795,414	142,900	1,230,671	170,559

Total revenues	13,682,755	11,719,627	26,373,789	20,274,641

Operating Expense:
Lease operating expense	3,375,909	3,289,148	7,036,934	7,455,254
Workover expense	879,351	622,578	1,763,874	1,100,870
Exploration expense	614,940	294,240	803,835	561,814
Depreciation, depletion and amortization	4,076,040	3,841,429	7,254,979	7,279,387
Accretion expense	425,211	328,000	850,423	642,103
General and administrative	3,176,914	1,456,088	4,525,735	3,122,904
Severance taxes	1,346,271	1,585,684	2,692,577	2,718,486

Total operating expenses	13,894,636	11,417,167	24,928,357	22,880,818

Operating income (loss)	(211,881)	302,460	1,445,432	(2,606,177)

Other income (expense):
Commodity derivative income (expense)	-	(5,312,987)	696,550	(2,472,770)
Loss on settlement of accounts payable	(990,786)	-	(990,786)	-
Interest income	19,651	20,636	26,590	20,636
Interest expense	(6,396,982)	(5,371,516)	(13,266,924)	(10,556,118)

Total other expense	(7,368,117)	(10,663,867)	(13,534,570)	(13,008,252)

Net loss before reorganization expense and income taxes	(7,579,998)	(10,361,407)	(12,089,138)	(15,614,429)

Reorganization expense	539,752	577,338	1,864,446	812,338

Net loss before income taxes	(8,119,750)	(10,938,745)	(13,953,584)	(16,426,767)

Income tax expense (benefit):	243,623	(3,695,947)	243,623	(5,534,572)

Net loss	$(8,363,373)	$(7,242,798)	$(14,197,207)	$(10,892,195)

Net loss per share - basic and diluted:	$(0.49)	$(0.43)	$(0.84)	$(0.65)

Weighted average number of common shares outstanding - basic and diluted	16,939,914	16,685,299	16,815,792	16,694,841

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(14,197,207)	$(10,892,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	7,254,979	7,279,387
Accretion expense	850,423	642,103
Amortization of debt issuance costs	399,961	310,629
Amortization of debt discount	591,597	204,225
Commodity derivative income	(473,962)	7,294,961
Stock-based compensation	1,846,098	691,253
Loss on settlement of accounts payable	990,786	-
Deferred taxes	-	(5,653,572)
Changes in operating assets and liabilities:
Accounts receivable	(510,090)	961,491
Prepaids and other	(625,566)	(1,195,878)
Accounts payable	(10,744,887)	1,211,199
Revenue and severance tax payable	(992,203)	5,226,557
Accrued liabilities	9,799,125	5,618,701

Net cash provided (used) by operating activities	(5,810,946)	11,698,861

Cash flows from investing activities:
Additions to oil and gas property	(5,713,296)	(2,302,710)
Additions to other property and equipment	(93,429)	(32,809)
Other assets	(254,742)	(167,741)

Net cash used in investing activities	(6,061,467)	(2,503,260)

Cash flows from financing activities:
Issuance of warrants	100	-
Proceeds from short-term notes payable	1,183,409	1,349,405
Repayments of short-term notes payable	(545,746)	(581,863)
Proceeds from line of credit	811,943	-
Repayment of debt borrowings	(5,500,000)	-
Settlements of commodity hedges recorded in purchase accounting	38,913	(82,117)

Net cash provided (used) in financing activities	(4,011,381)	685,425

Net increase (decrease) in cash and cash equivalents	(15,883,794)	9,881,026

Cash and cash equivalents - beginning of period	21,575,483	5,677,994

Cash and cash equivalents - end of period	$5,691,689	$15,559,020

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$359,638	$-
Cash paid for interest	$2,568,137	$3,306,907

Non-cash investing and financing activities:
Accounts payable for oil and gas additions	$522,163	$-
Accrued interest converted to long-term debt	$26,712,978	$-
Debt issuance cost from issuance of warrants	$4,099,016	$-

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

			Additional	Net	Total
	Common Stock		Paid-in	Income	Stockholders'
	Shares	Amount	Capital	(Loss)	Equity
Balance, December 31, 2009	16,690,292	16,690	19,887,814	(13,237,914)	6,666,590

Common stock issued to vendors	483,310	483	990,302	-	990,785

Fair value of warrants issued in connection with debt restructuring	-	-	4,099,116	-	4,099,116

Fair value of warrants issued for services	-	-	120,000	-	120,000

Stock-based employee compensation	-	-	1,726,098	-	1,726,098

Net loss	-	-	-	(14,197,207)	(14,197,207)

Balance, June 30, 2010	17,173,602	$17,173	$26,823,330	$(27,435,121)	$(594,618)

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

June 30, 2010

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $5,441,689 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounting for Reorganization

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Debtors operated under Chapter 11 protection from the filing date on March 31, 2009 until the effective date of the Debtors’ plan of reorganization and exit from Chapter 11 on May 14, 2010. The accompanying consolidated financial statements of Saratoga have been prepared in accordance with FASB ASC 852, Reorganizations and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Notwithstanding the Company’s exit from bankruptcy, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Saratoga’s consolidated financial statements do not reflect adjustments that might be required if it (or each of the Debtors) is unable to continue as a going concern. FASB ASC 852 requires the following for Debtor entities:

•

Reclassification of unsecured or under-secured pre-petition liabilities to a separate line item in the balance sheet which we have called Liabilities Subject to Compromise (“LSTC”);

•

Non-accrual of interest expense for financial reporting purposes, to the extent not paid during bankruptcy and not expected to be an allowable claim. However, unpaid contractual interest is calculated for disclosure purposes. We accrued interest for financial reporting purposes.

•

Adjust any unamortized deferred financing costs and discounts/premiums associated with debt classified as LSTC to reflect the expected amount of the probable allowed claim;

•

Segregation of reorganization items (direct and incremental costs, such as professional fees, of being in bankruptcy) as a separate line item in the statement of operations outside of income from continuing operations. During the six months ended June 30, 2010 and 2009, we incurred $1,864,446 and $812,338 of reorganization costs, respectively, which reflects cash payments, all of which are related to operating activities;

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

•

Upon confirmation of Saratoga’s plan of reorganization, and emergence from Chapter 11 reorganization, “fresh-start reporting” must be adopted if the reorganization value of Saratoga’s assets immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. Essentially, the reorganization value of the entity, as mutually agreed to by the debtor-in-possession and its creditors, would be allocated to the entity’s assets in conformity with the procedures specified by FASB ASC 805, Business Combinations.  The Company did not qualify for fresh-start reporting.

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

While we exited from Chapter 11 in May 2010, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Accordingly, there is substantial doubt about the current financial reporting entity’s ability to continue as a going concern.

The accompanying consolidated and combined financial statements reflect the Company’s exit from bankruptcy on the terms set out in its plan of reorganization, including (1) the reclassification of amounts previously classified as LSTC to current liabilities and payment, in part of such amounts as provided for in the plan of reorganization, (2) the reclassification of previously deferred interest expense as long term debt, and (3) the issuance of common stock and warrants pursuant to the plan of reorganization.  See Note 2 – “Chapter 11 Reorganization,” Note 3 – “Liabilities Subject to Compromise”.

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

NOTE 2 – CHAPTER 11 REORGANIZATION

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code.

On February 11, 2010, the Company filed its Third Amended Plan of Reorganization and on March 30, 2010 the Company filed a modified Third Amended Plan of Reorganization (the “Modified Third Amended Plan”).  On April 19, 2010, the U.S. Bankruptcy Court entered an order confirming the Modified Third Amended Plan and, on May 14, 2010, the Company satisfied all of the conditions set forth in the Modified Third Amended Plan of Reorganization, the Modified Third Amended Plan became effective and the Company exited from bankruptcy. The principal terms of the Modified Third Amended Plan were as follows:

•

the existing revolving credit agreement was amended as to maturity date and interest rate and claims under the revolving credit agreement were allowed in the amount of $23.5 million (including outstanding letters of credit), of which $5.5 million was paid on exit from bankruptcy;

•

the existing term credit agreement was amended and restated as to maturity and interest rate and claims under the term credit agreement were allowed in the amount of $127.5 million (including $30 million of accrued interest and reorganization costs capitalized and added to the principal balance of the term note);

•

all allowed claims of unsecured creditors and oil lien claim creditors are payable in full, with unsecured creditors receiving 75% in cash on exit from bankruptcy and the balance in quarterly installments over one year, and oil lien claim creditors receiving 80% in cash on exit from bankruptcy and the balance in quarterly installments over one year;

•

state lessor audit royalty claims were allowed 100% and are payable in monthly installments over twenty-four months;

•

amounts owing on notes payable to officers are payable in full, including compound accrued interest, in forty months;

•

a warrant to purchase 2,000,000 shares of our common stock was issued to the administrative agent for the revolving and term credit facilities; the warrant is exercisable at $0.01 per share and vested 111,111 shares on exit from bankruptcy and 111,111 shares per month thereafter; and

•

483,310 shares of common stock were issued pro rata among the oil lien claim creditors, other secured creditors and unsecured creditors.

See Note 9 – “Credit Agreements.”

NOTE 3 – LIABILITIES SUBJECT TO COMPROMISE

As a result of the Chapter 11 filings, the payment of prepetition indebtedness was subject to possible compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities were stayed. See Note 1 – “Organization and Basis of Presentation – Accounting for Reorganization”.

The Debtors paid undisputed postpetition claims in the ordinary course of business. In addition, the Debtors had a right to reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases were treated as general unsecured claims and classified as liabilities subject to compromise.

FASB ASC 852, Reorganizations requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts classified as liabilities subject to compromise were subject to future adjustments depending on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

During the quarter ended June 30, 2010, the Company paid $11.1 million of uncontested claims of oil lien claim holders and unsecured claims and reclassified $2.8 million from liabilities subject to compromise to accounts payable (reflecting the balance owing to oil lien claim holders and unsecured claims).  The Company paid $0.9 million for revenue and severance taxes payable and reclassed $1.3 million from liabilities subject to compromise to royalties payable which reflects the amount due related to the royalty audit.

Pursuant to the Modified Third Amended Plan, notes payable to our Chief Executive Officer and to our President, in the aggregate amount of $605,428 will bear compound interest at 10% per annum and are due and payable in full, with interest, in September 2013.

Liabilities subject to compromise consist of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$-	$13,043,112
Revenue and severance tax payable	-	2,144,046
Accrued interest	-	2,871,856
Accrued liabilities	-	967,125
Notes payable – related parties	-	605,428
Total liabilities subject to compromise	$-	$19,631,567

See Note 2 “Chapter 11 Reorganization” for a discussion of the payment of various classes of holders of liabilities subject to compromise.

NOTE 4 – STOCK-BASED COMPENSATION EXPENSE AND WARRANTS

The Company periodically grants restricted stock and stock options to employees, directors and consultants.  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

In April 2010, the Company’s board of directors approved stock option grants to purchase an aggregate of 845,000 shares of common stock to the Company’s non-employee directors and to various key employees, including an aggregate of 50,000 stock options granted to non-employee directors and 150,000 stock options granted to an officer of the Company. There were 150,000 options forfeited during the quarter ended June 1010 due to the resignation of an employee.  The grant date value of the aggregate 845,000 options was $2,548,232, which includes the grant date value of the 150,000 options forfeited of $449,970. The options are exercisable at $3.00 per share for a term of ten years.  The options are subject to different vesting periods. The options were valued using the Black-Sholes model with the following assumptions: $3.00 quoted stock price; $3.00 exercise price; 352% volatility; 5 to 6 year estimated life; zero dividends; 3.88% discount rate.

The following table summarizes information about stock option activity and related information for the six months ended June 30, 2010 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	75,000	$0.36	$87,750
Granted	845,000	3.00	-
Exercised	-	-	-
Forfeited	(150,000)	3.00	-
Outstanding at June 30, 2010	770,000	$2.74	$87,750
Exercisable at June 30, 2010	290,000	$2.32	$87,750

The weighted average remaining contract life of the options is 9.7 years.

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
Share-based compensation expense included in reported net income	$1,695,498	$272,121
Earnings per share effect of share-based compensation expense	$(0.10)	$(0.02)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Share-based compensation expense included in reported net income	$1,726,098	$691,253
Earnings per share effect of share-based compensation expense	$(0.10)	$(0.04)

At June 30, 2010, unamortized stock-based compensation not yet recorded totaled $430,179.

Warrant Activity

In April 2010, the Company sold to a service provider, for a purchase price of $100, a warrant to purchase 40,000 shares of the Company’s common stock.  The grant date value of the warrants was $120,000 and recorded as legal expense. The warrants are exercisable at $3.00 per share for a term of five years.  The warrants are vested immediately. The warrants were valued using the Black-Sholes model with the following assumptions: $3.00 quoted stock price; $3.00 exercise price; 352% volatility; 5 year estimated life; zero dividends; 3.88% discount rate.

In May 2010, pursuant to the plan of reorganization, the Company issued 2,000,000 warrants exercisable at $0.01 per share and subject to vesting over a seventeen month period.  See Note 2 – “Chapter 11 Reorganization.”

The following table summarizes information about stock warrant activity and related information for the six months ended June 30, 2010 is presented below:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,090,516	$0.08	$1,585,334
Granted	2,040,000	0.07	3,040,000
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2010	3,130,516	$0.07	$4,625,334
Exercisable at June 30, 2010	1,352,738	$0.16	$1,923,112

The weighted average remaining contract life of the warrants is 4.3 years.

NOTE 5 – EQUITY

Pursuant to the terms of the Company’s plan of reorganization, in May 2010, the Company issued an aggregate of 483,310 shares of common stock pro rata among oil lien claim creditors, other secured creditors and unsecured creditors.  We recorded a loss on settlement of accounts payable in the income statement for $990,786 for the fair value of the common stock.

Additionally, the Company issued to Wayzata Investment Partners a warrant to purchase 2,000,000 shares of common stock.  The warrants vest as to 111,111 shares on exit from bankruptcy (May 14, 2010) and, thereafter, vests as to 111,111 shares per month until April 2012.  The fair value of the warrants is $4,099,016 and was recorded as a debt discount to long-term debt. The warrants are exercisable at $.001 per share for a term of five years.  The warrants were valued using the Black-Sholes model with the following assumptions: $3.00 quoted stock price; $.001 exercise price; 326% volatility; 5 year estimated life; zero dividends; 3.12% discount rate.  See Note 2 – “Chapter 11 Reorganization.”

NOTE 6 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended June 30,
	2010			2009
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Loss attributable to common stock	$(8,363,373)	16,939,914	$(0.49)	$(7,242,798)	16,685,299	$(0.43)
Effective of Dilutive Securities:
Stock options and other		-			-
Diluted:
Loss attributable to common stock, including assumed conversions	$(8,363,373)	16,939,914	$(0.49)	$(7,242,798)	16,685,299	$(0.43)

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock, because the impact of these potentially dilutive securities were antidilutive, totaled 4,338,016 and 1,165,516 shares for the three months ended June 30, 2010 and 2009, respectively.

	For the Six Months Ended June 30,
	2010			2009
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Loss attributable to common stock	$(14,197,207)	16,815,792	$(0.84)	$(10,892,195)	16,694,841	$(0.65)
Effective of Dilutive Securities:
Stock options and other		-			-
Diluted:
Loss attributable to common stock, including assumed conversions	$(14,197,207)	16,815,792	$(0.84)	$(10,892,195)	16,694,841	$(0.65)

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock, because the impact of these potentially dilutive securities were antidilutive, totaled 4,488,016 and 1,165,516 shares for the six months ended June 30, 2010 and 2009, respectively.

NOTE 7 – COMMODITY DERIVATIVE INSTRUMENTS

The Company periodically uses derivative instruments in connection with anticipated crude oil and natural gas sales to mitigate the variability of cash flows associated with commodity price fluctuations.  While the use of these derivative instruments limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements.

During the three months ended June 30, 2010, we had no natural gas or crude oil derivative instruments activity or any instruments outstanding.  During the three months ended June 30, 2009, the Company recognized a realized gain of $1,689,013 and had an unrealized loss of $7,002,000 as a result of mark-to-market valuations.

During the six months ended June 30, 2010, we recognized a realized gain of $261,501due to pricing and a realized gain of $435,049 as a result of the liquidation of all of our derivative instruments by our secured lender.  During the six months ended June 30, 2009, the Company recognized a realized gain of $4,822,191 and had an unrealized loss of $7,294,961 as a result of mark-to-market valuations.

As of June 30, 2010, the Company had no natural gas or crude oil derivative instruments outstanding.

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

At June 30, 2010 and December 31, 2009, the amount of the escrow account totaled $2,320,709 and $2,065,968, respectively and is shown as other assets on the Company’s balance sheet.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2009	$10,190,073
Accretion expense	850,423
Additions	-
Revisions	-
Settlements	(93,428)
Balance at June 30, 2010	$10,947,068

NOTE 9 – CREDIT AGREEMENTS

Pursuant to the Company’s Modified Third Amended Plan, on the Effective Date (May 14, 2010), the Company and Wayzata Investment Partners entered into an amendment to the prior revolving credit agreement (as amended, the “Amended Revolving Credit Agreement”) and amended and restated the prior term credit agreement (as amended and restated, the “Amended and Restated Term Credit Agreement”) to reflect the terms of the Modified Third Amended Plan.  See Note 2 – “Chapter 11 Reorganization.”  As so amended, the principal terms of the Amended Revolving Credit Agreement and the Amended and Restated Term Credit Agreement are as follows:

Amended Revolving Credit Agreement

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

Amended and Restated Term Credit Agreement and Trouble Debt Restructuring

Under the Amended and Restated Term Credit Agreement, the Company’s term credit facility was revised to reflect the total amount borrowed and owing thereunder of $127.5 million and to provide for accrual of interest at 11.25% per annum payable interest only on a monthly basis with all amounts owing under the agreement being due and payable in full on April 30, 2012.  The principal amount owing under the term note includes interest expense and certain reorganization costs totaling $30.0 million that were recorded as current period expenses and capitalized as part of the aggregate principal amount payable on the term loan.

In evaluating the accounting for the debt restructuring under the Plan, management of the Company was required to make a determination as to whether the debt restructuring should be accounted for as a Troubled Debt Restructuring ("TDR") or as an extinguishment or modification of debt. The relevant accounting guidance required us to determine first whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined that a debtor is experiencing financial difficulties and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the debt restructuring.

The Company then evaluated if the debt restructuring constituted a material modification, in which case the debt restructuring would be accounted for as an extinguishment of the original debt and the creation of new debt, resulting in the recognition of a gain or loss on the extinguishment of debt. If it was determined that the debt restructuring was a TDR, then there is no recognition of gain or loss on the extinguishment of debt, and the carrying amount of the debt is adjusted for any premium or discount that is amortized over the modification period.

Based on analysis performed and after the consideration of the applicable accounting guidance, management concluded that the debt restructuring was deemed to be a TDR. The debt restructuring was determined to be a TDR based on the creditors being deemed to have granted a concession since our effective borrowing rate of 13.93% on the restructured debt is less than the 22.15 % effective borrowing rate of the old debt immediately prior to the restructuring. Accordingly, the effects of the restructuring were accounted for prospectively from the time of the restructuring, and the restructured debt has been recorded with premiums which reflect the carrying value of the old debt less the fair value of 2,000,000 warrants for common stock issued to the creditors.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become involved in litigation in the ordinary course of business. At June 30, 2010 the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 11 – SUBSEQUENT EVENTS

Stock Option Grants

In July 2010, the Company granted stock options to purchase an aggregate of 437,500 shares of common stock to various key employees and consultants, including an aggregate of 140,000 stock options granted to officers of the Company and 202,500 stock options granted to consultants.  115,000 of the stock options are exercisable at $1.53 per share and 322,500 of the stock options are exercisable at $1.71 per share, the respective grant date closing prices of the Company’s stock.  The employee options are exercisable for terms of ten years and the consultant stock options are exercisable for a term of five years.  The stock options granted to employees vest ratably over three years.   200,000 of the stock options granted to a consultant vested as to 10,000 on the date of grant and vests, as to 110,000 shares, periodically over time based on continued service over a period running through December 31, 2013 and, as to 80,000 shares, based on satisfaction of certain performance criteria.  2,500 of the stock options granted to a consultant vested in full on the grant date.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the six months ended June 30, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

2010 Developments

Plan of Reorganization and Exit from Bankruptcy

We operated as debtor-in-possession during the period commencing March 31, 2009 and ending on May 14, 2010 (the “Effective Date”) when we exited from bankruptcy pursuant to our modified Third Amended Plan of Reorganization (the “Modified Third Amended Plan”).  The principal terms of the Modified Third Amended Plan were:

•

the existing revolving credit agreement was amended as to maturity date and interest rate and claims under the revolving credit agreement were allowed in the amount of $23.5 million (including outstanding letters of credit), of which $5.5 million was paid on exit from bankruptcy;

•

the existing term credit agreement was amended and restated as to maturity and interest rate and claims under the term credit agreement was allowed in the amount of $127.5 million;

•

all allowed claims of unsecured creditors and oil lien claim creditors are payable in full with unsecured creditors receiving 75% in cash on exit from bankruptcy and the balance in quarterly installments over one year and oil lien claim creditors receiving 80% in cash on exit from bankruptcy and the balance in quarterly installments over one year;

•

state lessor audit royalty claims were allowed 100% and are payable in monthly installments over twenty-four months;

•

amounts owing on notes payable to officers are payable in full, including compound accrued interest, in forty months;

•

a warrant to purchase 2,000,000 shares of our common stock was issued to the administrative agent for the revolving and term credit facilities; the warrant is exercisable at $0.01 per share and vested 111,111 shares on exit from bankruptcy and 111,111 shares per month thereafter; and

•

483,310 shares of common stock were issued pro rata among the oil lien claim creditors, other secured creditors and unsecured creditors.

Upon the effectiveness of our Modified Third Amended Plan and exit from bankruptcy, among other things, we (1) paid $5.5 million toward reduction of the principal balance outstanding under our revolving credit facility, (2) paid $11.1 million of uncontested claims of oil lien claim holders and unsecured claims, (3) reclassified $2.8 million from liabilities subject to compromise to accounts payable (reflecting the balance owing to oil lien claim holders and unsecured claims), (4) recorded interest expense and certain reorganization costs of $30.0 million as current period expenses and as part of the aggregate principal amount payable on the term loan of $127.5 million, and (5) issued shares of common stock and warrants to various creditors. On the Effective Date, our revolving credit agreement was amended to eliminate future borrowing capacity under the facility, to provide for monthly payments of interest only with interest accruing at prime plus 2% and to extend the maturity date of the facility to April 30, 2012.

Drilling and Development Activities

During the six months ended June 30, 2010, we continued our plan to further develop our assets albeit at a curtailed pace pending our emergence from bankruptcy.  During the period, our principal development activities related to the ongoing full field study in the Grand Bay field and planning for post-bankruptcy development activities, including infrastructure upgrades and drilling plans.  No wells were drilled during the quarter or six months ended June 30, 2010 and no drilling, recompletions or workovers were ongoing at June 30, 2010.

At and for the quarter and six months ended June 30, 2010, we had approximately 98 wells in production.

Seismic Activities

During the quarter ended June 30, 2010, we purchased a license for seismic covering 42.88 blocks (330 square miles) in Breton Sound.  Pursuant to the license agreement we paid an initial installment in May 2010 of $185,000 and, beginning June 1, 2010, make monthly installments of $80,000 for ten months ending March 2011.

Executive Compensation

On May 14, 2010, the Effective Date of our exit from bankruptcy, we paid one-time bonuses of $55,000 to our Chief Executive Officer and to our President and increased the base salary of each to $305,000.

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

Subsequent to June 30, 2010, in July 2010, we granted stock option to purchase an aggregate of 437,500 shares of common stock to various key employees and consultants, including an aggregate of 140,000 stock options granted to officers and 202,500 stock options granted to consultants.  115,000 of the stock options are exercisable at $1.53 per share and 322,500 of the stock options are exercisable at $1.71 per share, the respective grant date closing prices of our stock.  The employee options are exercisable for terms of ten years and the consultant stock options are exercisable for a term of five years.  The stock options granted to employees vest ratably over three years.   200,000 of the stock options granted to a consultant vested as to 10,000 on the date of grant and vests, as to 110,000 shares, periodically over time based on continued service over a period running through December 31, 2013 and, as to 80,000 shares, based on satisfaction of certain performance criteria.  2,500 of the stock options granted to a consultant vested in full on the grant date.

Warrant

In April 2010, we sold to a service provider, for a purchase price of $100, a warrant to purchase 40,000 shares of common stock.  The warrant is exercisable at $3.00 per share for a term of five years.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended June 30, 2010 increased by 11% to $12,887,341 from $11,576,727 in the 2009 quarter.  For the six month period ended June 30, 2010, oil and gas revenue increased 25% to $25,143,118 from $20,104,082 in the 2009 period.

The increase in revenue was attributable to higher average sales prices for oil and gas during 2010, partially offset by a decrease in production volumes in 2010 as compared to the 2009 periods. The following table discloses the gross and net producing wells, net oil and natural gas production volumes, average daily production, oil and gas revenues and average sales prices for the quarter and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Oil and gas production (Boe)	216,380	257,200	413,830	491,100
Average daily production (Boe)	2,378	2,826	2,286	2,698
Average sales price – oil (per barrel)	$76.13	$55.97	$76.25	$47.43
Average sales price – natural gas (per Mcf)	$4.42	$3.45	$4.97	$4.13

The increase in average prices realized from the sale of oil and gas reflected the recovery and stabilization of oil and natural gas prices following the sharp worldwide economic decline that began during the second half of 2008 and continued to cause depressed oil and gas prices during the first half of 2009.

The decrease in production during the 2010 quarter was due to limitations on our ability to offset natural production declines through development of our properties during the pendency of our bankruptcy. The decrease in production during the 2010 six month period was due to the same factors and the unusually cold weather during the first quarter that resulted in line freezes and a temporary cessation of production.

Other Revenues

Other revenue for the quarter ended June 30, 2010 increased to $1,230,671 from $142,900 in the 2009 quarter.  For the six month period ended June 30, 2010, other revenue increased to $795,414 from $170,559 in the 2009 period. The increase in other revenues was attributable to an increase in management fees from a field that we operate for a third party.  Our payments for operating this field (Breton Sound 31) are based on a net profits interest.  During the 2009 periods, there were no net profits for this field due to higher costs related to repairs as a result of the 2008 hurricane season.

Operating Expenses

Operating expenses increased by 22% to $13,894,636 for the 2010 quarter from $11,417,167 in the 2009 quarter. For the six month period ended June 30, 2010, operating expenses increased by 9% to $24,928,357 from $22,880,818 in the 2009 period. The following table sets forth the components of operating expenses for the 2010 and 2009 quarter and six month periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Lease operating expense	$3,375,909	$3,289,148	$7,036,934	$7,455,254
Workover expense	879,351	622,575	1,763,874	1,100,870
Exploration expense	614,940	294,240	803,835	561,814
Depreciation, depletion and amortization	4,076,040	3,841,429	7,254,979	7,279,387
Accretion expense	425,211	328,000	850,423	642,103
General and administrative expenses	3,176,914	1,456,088	4,525,735	3,122,904
Severance taxes	1,346,271	1,585,684	2,692,577	2,718,486
	$13,894,636	$11,417,167	$24,928,357	$22,880,818

As more fully described below, the change in operating expenses was primarily attributable to increased general and administrative expense and lesser increases in workover expenses, exploration expense and accretion expense, partially offset by decreased severance taxes.

As a result of our bankruptcy filing on March 31, 2009, commencing in the second quarter of 2009 and continuing during the pendency of the bankruptcy case, our operating expenses reflected additional general and administrative costs associated with operations while in bankruptcy.  That increase in expenses was partially offset by reduced operating expenses attributable to a curtailment in the scope of operations during the bankruptcy and ongoing cost cutting efforts.

Lease Operating Expenses

Lease operating expenses for the 2010 quarter increased to $3,375,909, or $15.60 per Boe, from $3,289,148, or $12.79 per Boe, in the 2009 quarter.  For the six months ended June 30, 2010, lease operating expenses decreased to $7,036,934, or $17.00 per Boe, from $7,455,254, or $15.18 per Boe, in the 2009 period.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. We have been actively engaged in field management efforts to reduce our lease operating expenses. A general reduction in lease operating expenses resulting from our field management efforts and the absence of certain expenses incurred during 2009 were the primary causes of reductions in lease operating expenses during the 2010 six month period. The increase in lease operating expenses per Boe was attributable to decreased production volume arising from the weather related temporary cessation of production.

Workover Expense

Workover expense for the 2010 quarter increased to $879,351 from $622,578 in the 2009 quarter.  For the six months ended June 30, 2010, exploration expense increased to $1,763,874 from $1,100,870 in the 2009 period. The increase in workover expense was attributable to extended work and development of previously producing zones from our oil and gas properties.

Exploration Expense

Exploration expense for the 2010 quarter increased to $614,940 from $294,240 in the 2009 quarter.  For the six months ended June 30, 2010, exploration expense increased to $803,835 from $561,814 in the 2009 period. The increase in exploration expense was attributable to our ongoing full field studies on our properties for evaluation of our assets, which studies commenced in 2009 and continued until the quarter ended June 2010, and our purchase of a seismic license in May 2010 which accounted for $265,000 of exploration expenses during the quarter and six month periods.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the 2010 quarter increased to $4,076,040 from $3,841,429 in the 2009 quarter. For the six months ended June 30, 2010, depreciation, depletion and amortization decreased to $7,254,979 from $7,279,387 in the 2009 six month period. Changes in DD&A were attributed to different production rates and added capital expenditures. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

Accretion expense

Accretion expense for the 2010 quarter increased to $425,211 from $328,000 in 2009 quarter.  For the six months ended June 30, 2010, accretion expense increased to $850,423 from $642,103 in the 2009 six month period. The increase in accretion expense was attributed to increased revisions to asset retirement obligations at year end 2009.

General and Administrative Expenses and Other

General and administrative expense for the 2010 quarter increased to $3,176,914 from $1,456,088 in the 2009 quarter. For the six months ended June 30, 2010, general administrative expense increased to $4,525,735 from $3,122,904 in the 2009 six month period. The increase in general and administrative expense for the quarter and six month period was attributable to cash bonuses paid on exit from bankruptcy ($110,000), increases in salary commencing on exit from bankruptcy (up $141,000 for the quarter and six months) and increase stock-based compensation due to 2010 stock option grants (up $1,677,898 for the quarter 2010 and $1,709,098 for six months 2010) partially offset by general cost control measures.

Severance Taxes

Severance taxes for the 2010 quarter decreased to $1,346,271 from $1,585,684 in the 2009 quarter. For the six months ended June 30, 2010, severance taxes decreased to $2,692,577 from $2,718,486 in the 2009 six month period. The decrease was due to lower production volumes during the 2010 periods.

Other Income (Expense), Net

Net other expense totaled $7,368,117 for the 2010 quarter and $10,663,867 of expenses for the 2009 quarter.  For the six months ended June 30, 2010, net other expense totaled $13,534,570 as compared to $13,008,252 in the 2009 six month period. The following table sets forth the components of net other income (expenses) for the 2010 and 2009 quarter and six month periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Commodity derivative income (expense)	$-	$(5,312,987)	$696,550	$(2,472,770)
Loss on settlement of accounts payable	(990,786)	-	(990,786)	-
Interest income	19,651	20,636	26,590	20,636
Interest expense	(6,396,982)	(5,371,516)	(13,266,924)	(10,556,118)
	$(7,368,117)	$(10,663,867)	$(13,534,570)	$(13,008,252)

As more fully described below, the changes in other income (expense), net, was principally attributable to the liquidation of our commodity derivates during the 2010 first quarter and an increase in the estimated accrued interest rate we are recording based on the settled terms with Wayzata.

Commodity Derivative Income (Expense)

For the quarter ended June 30, 2010, we had commodity derivative expense of $0 as compared to commodity derivative expense of $5,312,987 during the 2009 quarter.  For the six months ended June 30, 2010, we had commodity derivative income of $696,550 as compared to commodity derivative expense of $2,472,770 during the 2009 six month period. Pursuant to the terms of our prior term credit agreement and revolving credit agreement, we entered into certain derivative contracts and entered into additional derivative contracts to reduce the impact of changes in the prices of oil and natural gas.  During the 2010 first quarter, Wayzata, as administrative agent for the lenders under both our term credit agreement and revolving credit agreement, liquidated all of our then existing commodity derivates and applied the proceeds to amounts owed under the credit agreements.  As a result of changes in prices and liquidation of our commodity derivatives we realized a gain during the 2010 six month period and no commodity derivative income or expense during the 2010 quarter. Commodity derivative expense during 2009 reflected the sharp drop in oil and gas prices during that the first quarter of 2009 followed by a rise in oil and gas prices during the second quarter of 2009.

Loss on Settlement of Accounts Payable

Loss of settlement of accounts payable reflects the fair value of the common stock issued to our vendors as part of the settlement terms in the Modified Third Amended Plan. Loss on settlement of accounts payable increased to $990,786 in the quarter and six month ended June 30, 2010 from $0 in the quarter and six months ended June 30, 2009.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under our term credit agreement and revolving credit agreement, partially offset by interest earned on cash balances held. Net interest expense increased to $6,377,331 in the 2010 quarter from $5,350,880 in the 2009 quarter and, for the six month period, increased to $13,240,334 in 2010 from $10,535,482 in 2009.  The increase in net interest expense was attributable to an increase in the estimated accrued interest we are recording based on the settled terms with Wayzata and our vendors as reflected in the Modified Third Amended Plan.

Reorganization Expenses

Reorganization expenses reflect payments to professionals and other fees incurred in connection with our Chapter 11 case. Reorganization expenses decreased to $539,752 during the 2010 quarter from $577,338 in the 2009 quarter. The decrease in the 2010 quarter was attributed to our exit of from bankruptcy on May 14, 2020.  For the six months ended June 30, 2010, reorganization expense increased to $1,864,446 from $812,338 in the 2009 six month period. The increase in reorganization expenses was attributable to us being in bankruptcy during the entire six months of 2010 and only the second quarter of 2009.

Income Tax Expense (Benefit)

For the 2010 quarter, we recorded an income tax expense of $243,623 compared to an income tax benefit of $3,695,947 in the 2009 quarter. For the six months ended June 30, 2010, we recorded an income tax expense of $243,623 compared to an income tax benefit of $5,534,572 in the 2009 six month period.  For the quarter and six months ended 2010, we had a deferred tax asset and a 100% valuation allowance for federal income tax provision (benefit); therefore, we recorded no tax benefit for federal tax provision (benefit) for the current quarter and six month period.  Our income tax expense for the 2010 periods was related to Louisiana state franchise taxes.

The effective tax rate for the 2010 and 2009 six month periods were 0% and 34%, respectively.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Financial Condition

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt.  During the pendency of our bankruptcy, we funded our operations, limited capital expenditures and debt service obligations through operating cash flow and cash on hand.  Since prior to our bankruptcy filing in March 2009, we have not had access to available capital under our revolving credit agreement.

On exit from bankruptcy under the terms of the Modified Third Amended Plan, we paid out to our creditors approximately $16.2 million and will pay approximately $5.0 million to creditors over the following twelve months.

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

Cash, Cash Flows and Working Capital

We had a cash balance of $5,691,689 and June 30, 2010 compared to a cash balance of $21,575,483 at December 31, 2009. The decrease in cash on hand is primarily attributable to payment to creditors on our exit from bankruptcy as provided for in our Modified Third Amended Plan.

Operations used cash flows of $5,810,946 for the six months ended June 30, 2010 as compared to cash provided by operations of $11,698,861 for the six months ended June 30, 2009. The change in operating cash flows was principally attributable to payment to creditors on our exit from bankruptcy as provided for in our Modified Third Amended Plan.

Investing activities used cash totaling $6,061,467 during the six months ended June 30, 2010 as compared to cash used in investing of $2,503,260 during the six months ended June 30, 2009.  The change in cash used in investing activities was attributable to increased development activity of our oil and gas properties.

Financing activities used cash flows of $4,011,381 during the six months ended June 30, 2010 as compared to cash provided in financing activities of $685,425 during six months ended June 30, 2009.  The change in cash flows used in financing activities was primarily attributable to $5.5 million paid toward reduction of the principal balance outstanding under our revolving credit facility offset by financing for our insurance premiums.

Debt and Non-Current Liabilities

At June 30, 2010, we had $130,431,242 of indebtedness outstanding, consisting of $127,500,000 under our Amended and Restated Term Credit Agreement (excluding $5,515,058 debt discount), $7,840,872 under our Amended Revolving Credit Agreement, and $605,428 owing to officers.

Letters of credit totaling approximately $10,159,128 million were outstanding at June 30, 2010.

Amended Revolving Credit Agreement.  On May 14, 2010, we entered into an Amended Revolving Credit Agreement reflecting the terms described in the Modified Third Amended Plan.  Under the Amended Revolving Credit Agreement, our revolving credit facility was revised to provide for total outstanding principal under the facility of $18,000,000, including $10,159,128 in letters of credit and after payment of $5.5 million. No further borrowings can be made under the Amended Revolving Credit Agreement.

The Amended Revolving Credit Agreement provides for payments of interest only on a monthly basis at a floating rate of prime plus 2% with all amounts owing under the agreement being due and payable in full on April 30, 2012.

Amended and Restated Term Credit Agreement.  On May 14, 2010, we entered into an Amended and Restated Term Credit Agreement reflecting the terms described in the Modified Third Amended Plan.  Under the Amended and Restated Term Credit Agreement, our term credit facility was revised to reflect the total amount borrowed and owing thereunder of $127.5 million and to provide for accrual of interest at 11.25% per annum payable interest only on a monthly basis with all amounts owing under the agreement being due and payable in full on April 30, 2012. The principal amount owing under the term note includes interest expense and certain reorganization costs totaling $30.0 million that were recorded as current period expenses and capitalized as part of the aggregate principal amount payable on the term loan.

State Lessor Audit Royalty Liability.  Pursuant to the Modified Third Amended Plan, we are obligated to pay amounts owing with respect to a state lessor royalty audit. The total royalty audit liability of $1,293,385 is payable over 24 equal monthly installments of $71,235 commencing February 2010.

Officer Notes.  Pursuant to the Modified Third Amended Plan, notes payable to our Chief Executive Officer and to our President, in the aggregate amount of $605,428 will bear compound interest at 10% per annum and are due and payable in full, with interest, in September 2013.

Capital Expenditures and Commitments

Our capital spending for the six months ended June 30, 2010 was $5,713,296 relating primarily to development of our oil and gas properties.  As a result of our operation as debtor-in-possession and inability to access our revolving credit facility, planned capital expenditures under our drilling and development program were curtailed or deferred during the period.

Having exited from bankruptcy, we intend to restart our development and drilling program. Our 2010 capital budget will focus on those projects that we believe will generate and lay the foundation for production growth. We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations. Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

Risk Management Activities – Commodity Derivative Instruments

Due to the volatility of oil and natural gas prices and requirements under our prior revolving credit agreement, historically we periodically entered into price-risk management transactions (e.g., swaps, and floors) for a portion of our oil and natural gas production.  In certain cases, this allowed us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  The commodity derivative instruments applied to only a portion of our production, and provided only partial price protection against declines in oil and natural gas prices, and partially limited our potential gains from future increases in prices.  None of these instruments were used for trading purposes.

During the quarter ended March 31, 2010, Wayzata, acting under our prior revolving credit agreement, liquidated all of our commodity derivative instruments and applied the proceeds to indebtedness owed thereunder. As a result, at June 30, 2010, we had no commodity derivative instruments in place. Under the Amended Revolving Credit Agreement, we may not, without the consent of Wayzata, hedge more than 60% of our production.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2010.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As noted elsewhere, during the six months ended June 30, 2010, all of our natural gas and oil derivative instruments were liquidated by Wayzata. Under the Amended Revolving Credit Agreement, we may not, without the consent of Wayzata, hedge more than 60% of our production.

Otherwise, there have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 4T

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, we implemented various changes designed to improve our internal control over financial reporting and address previously disclosed weaknesses.  Changes implemented during the quarter consisted of (i) a streamlining and integration of systems, processes and responsibilities and emphasis on more timely completion of processes to assure the timely and accurate recording of share-based compensation, oil and gas accruals and tax accruals, (ii) more detailed and specific delegation of duties amount accounting personnel to assure adequate segregation of duties, and (iii) implementation of review procedures with respect to third party accounting and billing functions to assure the accuracy of such third party reports.

PART II

ITEM 6

EXHIBITS

Exhibit Number

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

SARATOGA RESOURCES, INC.
Date: August 16, 2010
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Edward Hebert
Edward Hebert
Vice President – Finance