Form 10-Q
period 2010-09-30
SARATOGA RESOURCES INC /TX
filed 2010-11-15
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of November 12, 2010, we had 17,173,598 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,091,381	$21,575,483
Accounts receivable	6,464,998	6,375,864
Prepaid expenses and other	1,593,196	1,184,468
Derivative asset	-	328,980
Total current assets	13,149,575	29,464,795

Property and equipment:
Oil and gas properties - proved (successful efforts method)	170,093,591	160,709,425
Other	545,780	537,280
	170,639,371	161,246,705
Less: Accumulated depreciation, depletion and amortization	(33,396,222)	(21,596,154)
Total property and equipment, net	137,243,149	139,650,551

Other assets, net	2,827,005	3,719,405

Total assets	$153,219,729	$172,834,751

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,770,235	$2,673,078
Revenue and severance tax payable	5,210,047	3,773,503
Accrued liabilities	2,931,532	19,910,354
Short-term notes payable	713,246	414,257
Asset retirement obligation	916,447	873,103
Total current liabilities	15,541,507	27,644,295

Long-term liabilities:
Asset retirement obligation	10,413,341	9,316,970
Derivative liabilities	-	764,029
Long-term debt-related party	605,428	-
Long-term debt, net of unamortized discount of $4,839,853 and $1,217,578, respectively	130,501,019	108,811,300
Total long-term liabilities	141,519,788	118,892,299

Liabilities subject to compromise	-	19,631,567

Commitment and contingencies (see notes)

Stockholders' equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized 17,173,598 and 16,690,292 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	17,173	16,690
Additional paid-in capital	27,100,149	19,887,814
Retained earnings	(30,958,888)	(13,237,914)

Total stockholders' equity (deficit)	(3,841,566)	6,666,590
Total liabilities and stockholders' equity (deficit)	$153,219,729	$172,834,751

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC. STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Oil and gas revenues	$13,183,479	$13,375,438	$38,326,597	$33,479,520
Other revenues	494,931	608,161	1,725,602	778,720

Total revenues	13,678,410	13,983,599	40,052,199	34,258,240

Operating Expense:
Lease operating expense	3,303,256	4,638,492	10,340,190	12,093,746
Workover expense	267,487	200,867	2,031,361	1,301,737
Exploration expense	460,964	286,554	1,264,799	848,368
Depreciation, depletion and amortization	4,545,089	973,243	11,800,068	8,252,630
Accretion expense	425,211	340,180	1,275,634	982,283
General and administrative	2,062,906	1,487,221	6,588,641	4,610,125
Severance taxes	1,316,166	1,393,372	4,008,743	4,111,858

Total operating expenses	12,381,079	9,319,929	37,309,436	32,200,747

Operating income	1,297,331	4,663,670	2,742,763	2,057,493

Other income (expense):
Commodity derivative income (expense)	-	415,851	696,550	(2,056,919)
Loss on settlement of accounts payable	-	-	(990,786)	-
Interest income	10,443	13,418	37,033	34,054
Interest expense	(4,579,839)	(6,382,877)	(17,846,763)	(16,938,995)

Total other expense	(4,569,396)	(5,953,608)	(18,103,966)	(18,961,860)

Net loss before reorganization expense and income taxes	(3,272,065)	(1,289,938)	(15,361,203)	(16,904,367)

Reorganization expense	184,959	2,362,556	2,049,405	3,174,894

Net loss before income taxes	(3,457,024)	(3,652,494)	(17,410,608)	(20,079,261)

Income tax expense (benefit):	66,743	(1,277,049)	310,366	(6,811,621)

Net loss	$(3,523,767)	$(2,375,445)	$(17,720,974)	$(13,267,640)

Net loss per share - basis and diluted:	$(0.21)	$(0.14)	$(1.05)	$(0.79)

Weighted average number of common shares outstanding - basis and diluted	17,173,601	16,690,292	16,936,373	16,695,970

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC. STATEMENT OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(17,720,974)	$(13,267,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	11,800,068	8,252,630
Accretion expense	1,275,634	982,283
Amortization of debt issuance costs	463,153	520,906
Amortization of debt discount	1,266,803	359,045
Commodity derivative income	(473,962)	5,967,878
Stock-based compensation	2,122,917	802,360
Loss on settlement of accounts payable	990,786
Deferred taxes	-	(6,930,621)
Changes in operating assets and liabilities:
Accounts receivable	(89,133)	664,216
Prepaids and other	(408,728)	(726,492)
Accounts payable	(11,237,738)	3,533,122
Revenue and severance tax payable	(707,502)	5,357,499
Accrued liabilities	9,182,247	11,466,178

Net cash provided (used) by operating activities	(3,536,429)	16,981,364

Cash flows from investing activities:
Additions to oil and gas property	(8,092,384)	(5,027,729)
Abandonment costs	(135,920)	-
Additions to other property and equipment	(8,500)	(32,810)
Other assets	(360,815)	(316,711)

Net cash used in investing activities	(8,597,619)	(5,377,250)

Cash flows from financing activities:
Issuance of warrants	100	-
Proceeds from short-term notes payable	1,183,409	1,349,405
Repayments of short-term notes payable	(884,419)	(895,599)
Proceeds from line of credit	811,943	-
Repayment of debt borrowings	(5,500,000)	-
Repayment of debt borrowings-related party	-	(82,117)
Settlements of commodity hedges recorded in purchase accounting	38,913	2,010,360

Net cash provided (used) in financing activities	(4,350,054)	2,382,049

Net increase (decrease) in cash and cash equivalents	(16,484,102)	13,986,163

Cash and cash equivalents - beginning of period	21,575,483	5,677,994

Cash and cash equivalents - end of period	$5,091,381	$19,664,157

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$903,852	$-
Cash paid for interest	$6,590,890	$3,306,907

Non-cash investing and financing activities:
Accounts payable for oil and gas additions	$1,291,783	$-
Accrued interest converted to long-term debt	$26,712,978	$-
Debt issuance cost from issuance of warrants	$4,099,016	$-

The accompanying notes are an integral part of these financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

September 30, 2010

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $4.8 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounting for Reorganization and Going Concern

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Debtors operated under Chapter 11 protection from the filing date on March 31, 2009 until the effective date of the Debtors’ plan of reorganization (the “Plan of Reorganization”) and exit from Chapter 11 on May 14, 2010. The accompanying consolidated financial statements of Saratoga have been prepared in accordance with FASB ASC 852, Reorganizations.

The accompanying consolidated and combined financial statements reflect the Company’s exit from bankruptcy on the terms set out in its Plan of Reorganization, including (1) the reclassification of amounts previously classified as Liabilities Subject to Compromise (“LSTC”) to current liabilities and payment, in part of such amounts as provided for in the Plan of Reorganization, (2) the reclassification of previously deferred interest expense as long term debt, and (3) the issuance of common stock and warrants pursuant to the Plan of Reorganization. See Note 2 – “Chapter 11 Reorganization” and Note 3 – “Liabilities Subject to Compromise”.

As a result of our bankruptcy, the Company’s independent registered public accounting firm issued a going concern opinion on the financial statements for the year ended December 31, 2009.  Our consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including the provisions of AICPA’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). This contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The circumstances underlying our bankruptcy filing, and the preparation of our financial statements on a going concern basis, related principally to a sharp decline in commodity prices in late 2008 and the resulting decline in our oil and gas revenues and profitability which, in turn, brought into question our ability to fund our operations and development plans and service our indebtedness, in particular our term debt which had a stated interest rate of 20%. Since that time, and with our exit from bankruptcy under our Plan of Reorganization, management believes that the principal causes of our bankruptcy have been addressed through (i) a recovery in commodity prices, particularly crude oil prices which have increased more than 100% since the March 2009 lows; (ii) amendment of the terms of our principal indebtedness to reduce the stated interest rate from 20% to 11.25% and to extend the maturity of that indebtedness to April 2012; and (iii) improved revenues and profitability resulting from increases in production and cost controls that have reduced our lease operating expenses.

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

On May 14, 2010, the Company satisfied all of the conditions set forth in its Plan of Reorganization, the Plan of Reorganization became effective and the Company exited from bankruptcy. The principal terms of the Plan of Reorganization were as follows:

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

See Note 10 – “Credit Agreements.”

NOTE 3 – LIABILITIES SUBJECT TO COMPROMISE

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

During the quarter ended September 30, 2010, the Company paid $0.8 million of uncontested claims of oil lien claim holders and unsecured claims, $119,000 for state income tax payable and $196,823 for amounts due related to the royalty audit.

Pursuant to the Plan of Reorganization, notes payable to our Chief Executive Officer and to our President, in the aggregate amount of $605,428 will bear compound interest at 10% per annum and are due and payable in full, with interest, in September 2013.

Liabilities subject to compromise consist of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$-	$13,043,112
Revenue and severance tax payable	-	2,144,046
Accrued interest	-	2,871,856
Accrued liabilities	-	967,125
Notes payable – related parties	-	605,428
Total liabilities subject to compromise	$-	$19,631,567

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

Stock Option Activity

In April 2010, the Company’s board of directors approved stock option grants to purchase an aggregate of 845,000 shares of common stock to the Company’s directors and to various key employees, including an aggregate of 50,000 stock options granted to directors and 150,000 stock options granted to an officer of the Company. There were 150,000 options forfeited during the quarter ended June 2010 due to the resignation of an employee.  The grant date value of the aggregate 845,000 options was $2,535,000, which includes the grant date value of the 150,000 options forfeited of $450,000. The options are exercisable at $3.00 per share for a term of ten years.  The options are subject to different vesting periods. The options were valued using the Black-Sholes model with the following assumptions: $3.00 quoted stock price; $3.00 exercise price; 352% volatility; 5 to 6 year estimated life; zero dividends; 2.61% discount rate.

In July 2010, the Company granted stock options to purchase 115,000 shares of common stock to employees, including 40,000 options granted to an officer. The options are exercisable at $1.53 per share for a term of ten years and vest ratably over three years. The grant date value of the options was $175,950. The options were valued using the Black-Scholes model with the following assumptions: $1.53 quoted stock price; $1.53 exercise price; 345% volatility; 5.8 year estimated life; zero dividends; and, 2.12% discount rate.

In July 2010, the Company granted stock options to purchase 120,000 shares of common stock to employees, including 100,000 options granted to an officer.  The options are exercisable at $1.71 per share for a term of ten years and vest ratably over three years.  The grant date value of the options was $205,200.  The options were valued using the Black-Scholes model with the following assumptions: $1.71 quoted stock price; $1.71 exercise price; 344% volatility; 6 year estimated life; zero dividends; and, 2.1% discount rate.

In July 2010, the Company granted stock options to purchase 202,500 shares of common stock to consultants. The options are exercisable at $1.71 per share for a term of five years. 2,500 of the options were granted to a consultant for investor relations and vested on the date of grant.  200,000 of the stock options were granted to a consultant for business development services of which 10,000 vested on grant date. The remaining 190,000 options vest as follows: (i) 2,000 options vest each month from August 2010 to December 2010; (ii) 80,000 options vest based on satisfaction of certain performance criteria, and (iii) 25,000 options vest on each of June 30, 2011, December 31, 2011, December 31, 2012 and December 31, 2013 provided that the consultant continues to provide services to the Company as of those dates. The grant date value of the options was $61,070. The options were valued using the Black-Scholes model with the following assumptions: $1.71 quoted stock price; $1.71 exercise price; 344% volatility; 2 to 3 year estimated life; zero dividends; and, 0.98% discount rate.

In August 2010, the Company granted stock options to purchase 10,000 shares of common stock to a consultant.  The options are exercisable at $1.39 per share for a term of five years and vest in full on February 28, 2011. The grant date value of the options was $13,800.  The options were valued using the Black-Scholes model with the following assumptions: $1.39 quoted stock price; $1.39 exercise price; 340% volatility; 2.5 year estimated life; zero dividends; and, 0.98% discount rate.

The following table summarizes information about stock option activity and related information for the nine months ended September 30, 2010 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	75,000	$0.36	$87,000
Granted	1,292,500	2.53	1,300
Exercised	-	-	-
Forfeited	(150,000)	3.00	-
Outstanding at September 30, 2010	1,217,500	$2.34	$88,300
Exercisable at September 30, 2010	646,500	$2.64	$88,300

The weighted average remaining contract life of the options is 8.7 years.

The following table reflects share-based compensation recorded by the Company for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation expense included in reported net income	$276,819	$111,108	$2,122,917	$802,360
Earnings per share effect of share-based compensation expense	$(0.02)	$(0.01)	$(0.13)	$(0.05)

At September 30, 2010, unamortized stock-based compensation not yet recorded totaled $894,683.

Warrant Activity

In April 2010, the Company sold to a service provider, for a purchase price of $100, a warrant to purchase 40,000 shares of the Company’s common stock. The grant date value of the warrants was $120,000 and recorded as legal expense. The warrants are exercisable at $3.00 per share for a term of five years. The warrants are vested immediately. The warrants were valued using the Black-Sholes model with the following assumptions: $3.00 quoted stock price; $3.00 exercise price; 352% volatility; 5 year estimated life; zero dividends; 2.61% discount rate.

In May 2010, pursuant to the Plan of Reorganization, the Company issued 2,000,000 warrants exercisable at $0.01 per share and subject to vesting over an eighteen month period.  See Note 2 – “Chapter 11 Reorganization.”

The following table summarizes information about stock warrant activity and related information for the nine months ended September 30, 2010 is presented below:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,090,516	$0.08	$1,574,429
Granted	2,040,000	0.07	3,020,000
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2010	3,130,516	$0.07	$4,594,429
Exercisable at September 30, 2010	1,686,072	$0.12	$2,413,318

The weighted average remaining contract life of the warrants is 3.9 years.

NOTE 5 – EQUITY

Pursuant to the terms of the Company’s Plan of Reorganization, in May 2010, the Company issued an aggregate of 483,310 shares of common stock pro rata among oil lien claim creditors, other secured creditors and unsecured creditors.  We recorded a loss on settlement of accounts payable in the income statement for $990,786 for the fair value of the common stock.

Additionally, the Company issued to Wayzata Investment Partners a warrant to purchase 2,000,000 shares of common stock.  The warrants vest as to 111,111 shares on exit from bankruptcy (May 14, 2010) and, thereafter, vests as to 111,111 shares per month until November 2011.  The fair value of the warrants is $4,099,016 and was recorded as a debt discount to long-term debt. The warrants are exercisable at $.001 per share for a term of five years.  The warrants were valued using the Black-Sholes model with the following assumptions: $2.05 quoted stock price; $.001 exercise price; 397% volatility; 2 year estimated life; zero dividends; 0.85% discount rate.  See Note 2 – “Chapter 11 Reorganization.”

NOTE 6 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended September 30,
	2010			2009
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Loss attributable to common stock	$(3,523,767)	17,173,601	$(0.21)	$(2,375,445)	16,690,292	$(0.14)
Effective of Dilutive Securities:
Stock options and other		-			-
Diluted:
Loss attributable to common stock, including assumed conversions	$(3,523,767)	17,173,601	$(0.21)	$(2,375,445)	16,690,292	$(0.14)

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock, because the impact of these potentially dilutive securities were antidilutive, totaled 4,348,016 and 1,261,516 shares for the three months ended September 30, 2010 and 2009, respectively.

	For the Nine Months Ended September 30,
	2010			2009
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Loss attributable to common stock	$(17,720,974)	16,936,373	$(1.05)	$(13,267,640)	16,695,970	$(0.79)
Effective of Dilutive Securities:
Stock options and other		-			-
Diluted:
Loss attributable to common stock, including assumed conversions	$(17,720,974)	16,936,373	$(1.05)	$(13,267,640)	16,695,970	$(0.79)

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

During the three months ended September 30, 2010, the Company had no natural gas or crude oil derivative instruments activity or any instruments outstanding.  During the three months ended September 30, 2009, the Company recognized a realized gain of $1,099,128 and had an unrealized loss of $683,277 as a result of mark-to-market valuations.

During the nine months ended September 30, 2010, the Company recognized a realized gain of $261,501due to pricing and a realized gain of $435,049 as a result of the liquidation of all of our derivative instruments by our secured lender.  During the nine months ended September 30, 2009, the Company recognized a realized gain of $5,921,319 and had an unrealized loss of $7,978,238 as a result of mark-to-market valuations.

As of September 30, 2010, the Company had no natural gas or crude oil derivative instruments outstanding.

NOTE 8 – OIL AND GAS ACQUISITIONS AND DISPOSITIONS

Lease Acquisition

During the nine months ended September 30, 2010, the Company leased Louisiana State Leases (“SL”) 20433 for $56,119, SL 20435 for $44,261, and SL 20436 for $42,896, covering a total area of 535.61 acres. The leases are located in Breton Sound Blocks 18, 19, 50 and 51, close to the Company’s existing facilities and pipeline infrastructure and within the blocks covered by the Company’s previous licensing of three-dimensional seismic data. The Company has a 100% working interest in these three year leases, which all carry a 22% royalty burden to the state of Louisiana.

Disposition of Adcock Farms

During the nine months ended September 30, 2010, the Company sold its fifty percent (50%) participation interest, representing the Company’s entire interest, in the Adcock Farms lease and well in Dawson County, Texas.  The sales price for the Company’s interest was $95,000.  The $95,000 from the sale of the Adcock Farms lease and well was recorded as other income as a gain on the sale.  There were no reserves in our reserve report associated with this lease.

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

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

At September 30, 2010 and December 31, 2009, the amount of the escrow account totaled $2,426,782 and $2,065,968, respectively and is shown as other assets on the Company’s balance sheet.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2009	$10,190,073
Accretion expense	1,275,634
Additions	-
Revisions	-
Settlements	(135,919)
Balance at September 30, 2010	$11,329,788

NOTE 10 – CREDIT AGREEMENTS

Pursuant to the Company’s Plan of Reorganization, on the Effective Date (May 14, 2010), the Company and Wayzata Investment Partners entered into an amendment to the prior revolving credit agreement (as amended, the “Amended Revolving Credit Agreement”) and amended and restated the prior term credit agreement (as amended and restated, the “Amended and Restated Term Credit Agreement”) to reflect the terms of the Plan of Reorganization. See Note 2 – “Chapter 11 Reorganization.”  As so amended, the principal terms of the Amended Revolving Credit Agreement and the Amended and Restated Term Credit Agreement are as follows:

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

In evaluating the accounting for the debt restructuring under the Plan of Reorganization, management of the Company was required to make a determination as to whether the debt restructuring should be accounted for as a Troubled Debt Restructuring ("TDR") or as an extinguishment or modification of debt. The relevant accounting guidance required us to determine first whether the exchanges of debt instruments should be accounted for as a TDR. A TDR results when it is determined that a debtor is experiencing financial difficulties and the creditors grant a concession; otherwise, such exchanges should be accounted for as an extinguishment or modification of debt. The assessment of this critical accounting estimate required management to apply a significant amount of judgment in evaluating the inputs, estimates, and internally generated forecast information to conclude on the accounting for the debt restructuring.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become involved in litigation in the ordinary course of business. As of  September 30, 2010 the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 12 – SUBSEQUENT EVENTS

In October 2010, the Company received a one-time payment of $1,141,228 for production handling services arising from third party underbillings. The payment will be reflected as other revenue in the 2010 fourth quarter.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the nine months ended September 30, 2010, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Overview of Operations

We are an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of natural gas and crude oil properties.  Our principal holdings cover approximately 32,452 gross acres (31,251 net), substantially all of which are held by production without near-term lease expirations, across 14 fields in the transitional coastline and protected in-bay environment on parish and state leases of south Louisiana.

We acquired our principal properties in 2008. From March 31, 2009 until our exit from bankruptcy on May 14, 2010, we operated as debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code, during which time our ability to carry out our business plan, execute on our development plans with regard to our properties and utilize available financing resources were curtailed.

We own working interests in our properties ranging from 18.75% to 100%, with our average working interest on a net acreage leasehold basis being approximately 96.4%. Our net revenue interests in our properties range from 70% to 80%, with our average net revenue interest on a net acreage leasehold basis being approximately 75%. We operate over 92% of the wells that comprise our PV-10, enabling us to more effectively manage our operating costs, capital expenditures and the timing and method of development of our properties.

Our drilling and development plans for the balance of 2010 and 2011 are focused on increasing production levels through planned recompletions, thru-tubing plugbacks and workovers from our inventory of proved and probable developed non-producing opportunities and implementation of an infrastructure program followed by development of PUD opportunities focused on normally pressured oil and gas opportunities. In addition, we are pursuing a capital investment program, and working with third party facilities operators, to bring deferred maintenance projects current and to increase facility capacities where production has been shut-in or curtailed due to equipment issues and capacity limitations. Separately, and simultaneously, we are actively pursuing opportunities to identify suitable partner(s) to drill one or more deep exploratory wells in Grand Bay.

2010 Developments

Exit from Bankruptcy

We operated as debtor-in-possession during the period commencing March 31, 2009 and ending on May 14, 2010 (the “Effective Date”) when we exited from bankruptcy pursuant to our modified Third Amended Plan of Reorganization (the “Plan of Reorganization”). The principal terms of the Plan of Reorganization were:

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

Upon the effectiveness of our Plan of Reorganization and exit from bankruptcy, among other things, we (1) paid $5.5 million toward reduction of the principal balance outstanding under our revolving credit facility, (2) paid $1.2 million for priority tax claims to the state of Louisiana (3) paid $10.6 million of uncontested claims of oil lien claim holders and unsecured claims, (4) reclassified $2.8 million from liabilities subject to compromise to accounts payable (reflecting the balance owing to oil lien claim holders and unsecured claims), (5) recorded interest expense and certain reorganization costs of $30.0 million as current period expenses and as part of the aggregate principal amount payable on the term loan of $127.5 million, and (6) issued shares of common stock and warrants to various creditors. On the Effective Date, our revolving credit agreement was amended to eliminate future borrowing capacity under the facility, to provide for monthly payments of interest only with interest accruing at prime plus 2% and to extend the maturity date of the facility to April 30, 2012.

Drilling and Development Activities

During the nine months ended September 30, 2010, we continued our plan to further develop our assets albeit at a curtailed pace prior to our emergence from bankruptcy.  Prior to our exit from bankruptcy, our principal development activities related to the ongoing full field study in the Grand Bay field and planning for post-bankruptcy development activities, including infrastructure upgrades and drilling plans.  During the quarter and nine months ended September 30, 2010, our drilling and development activities consisted of three recompletions. No drilling, recompletions or workovers were ongoing at September 30, 2010.

We have identified deferred maintenance and third party facilities capacity limitations across eleven fields that have resulted in wells in each of those fields being shut-in or produced at below capacity. Since our exit from bankruptcy, we have commenced a program to bring current deferred maintenance and equipment upgrades, and are working with third party facilities operators to upgrade or restart facilities, in order to restore or increase production from wells currently shut-in or produced at below capacity.  Planned operations in that regard are ongoing and scheduled to run through mid-2011.

At and for the quarter and nine months ended September 30, 2010, we had approximately 110 gross (97 net) wells in production.

Seismic Activities

During the quarter ended June 30, 2010, we purchased a license for seismic covering 42.88 blocks (330 square miles) in Breton Sound.  Pursuant to the license agreement we paid an initial installment in May 2010 of $185,000 and, beginning June 1, 2010, make monthly installments of $80,000 for ten months ending March 2011.

Breton Sound Lease Acquisition

During the nine months ended September 30, 2010, we leased Louisiana State Leases (“SL”) 20433 for $56,119, SL 20435 for $44,261, and SL 20436 for $42,896, covering a total area of 535.61 acres. The leases are located in Breton Sound Blocks 18, 19, 50 and 51, close to our existing facilities and pipeline infrastructure and within the blocks covered by our previous licensing of three-dimensional seismic data. We hold a 100% working interest in these three year leases, which all carry a 22% royalty burden to the state of Louisiana.

Disposition of Adcock Farms

During the nine months ended September 30, 2010, we sold our fifty percent (50%) participation interest, representing our entire interest, in the Adcock Farms lease and well in Dawson County, Texas. The sales price for the interest was $95,000. The $95,000 from the sale of the Adcock Farms lease and well was recorded as other income as a gain on the sale. There were no reserves in our reserve report associated with this lease.

Executive Compensation

On May 14, 2010, the Effective Date of our exit from bankruptcy, we paid one-time bonuses of $55,000 to our Chief Executive Officer and to our President and increased the base salary of each to $305,000.

Consulting Agreements and Fees

During the quarter ended September 30, 2010, we retained the services of a non-affiliate consulting geophysicist to assist in advanced geophysics applications relating to our exploration development program and retained the services of a non-affiliate finance and business development consultant to assist in strategic, industry partnering and financial market planning in order to accelerate our development activities.  Pursuant to those consulting arrangements, we granted certain stock options and are paying monthly cash consulting fees.

Stock Option Activity

In April 2010, our board of directors approved stock option grants to purchase an aggregate of 845,000 shares of common stock to our directors and to various key employees, including an aggregate of 50,000 stock options granted to directors and 150,000 stock options granted to an officer. There were 150,000 stock options forfeited during the quarter ended June 2010 due to the resignation of an employee.  The options are exercisable at $3.00 per share for a term of ten years.  The options are subject to different vesting periods.

In July 2010, we granted stock options to purchase 115,000 shares of common stock to employees, including 40,000 options granted to an officer.  The options are exercisable at $1.53 per share for a term of ten years and vest ratably over three years.

In July 2010, we granted stock options to purchase 120,000 shares of common stock to employees, including 100,000 options granted to an officer.  The options are exercisable at $1.71 per share for a term of ten years and vest ratably over three years.

In July 2010, we granted stock options to purchase 202,500 shares of common stock to consultants. The options are exercisable at $1.71 per share for a term of five years.  2,500 of the options were granted to a consultant for investor relations and vested on the date of grant.  200,000 of the stock options were granted to a consultant for business development services of which 10,000 vested on grant date. The remaining 190,000 options vest as follows: (i) 2,000 options vest each month from August 2010 to December 2010; (ii) 80,000 options vest based on satisfaction of certain performance criteria, and (iii) 25,000 options vest on each of June 30, 2011, December 31, 2011, December 31, 2012 and December 31, 2013 provided that the consultant continues to provide services to the Company as of those dates.

In August 2010, we granted stock options to purchase 10,000 shares of common stock to a consultant.  The options are exercisable at $1.39 per share for a term of five years and vest in full on February 28, 2011.

Warrant

In April 2010, we sold to a service provider, for a purchase price of $100, a warrant to purchase 40,000 shares of common stock.  The warrant is exercisable at $3.00 per share for a term of five years.

Production Handling Fees

In October 2010, we received a one-time payment of $1,141,228 for production handling services arising from third party underbillings.  The payment will be reflected as other revenue in the 2010 fourth quarter.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended September 30, 2010 decreased by 1% to $13,183,479 from $13,375,438 in the 2009 quarter.  For the nine month period ended September 30, 2010, oil and gas revenue increased 14% to $38,326,597 from $33,479,520 in the 2009 period.

The decrease in revenue during the third quarter 2010 was a result of a decrease in oil and gas sales volumes compared to the third quarter 2009.  The increase in revenue during the nine months ended September 30, 2010 was attributable to higher average sales prices for oil and gas during 2010, partially offset by a decrease in production volumes in 2010 as compared to the 2009 periods. The following table discloses the net oil and natural gas production volumes, average daily production, and average sales prices for the quarter and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Oil and gas production (Boe)	228,938	241,547	642,722	732,647
Average daily production (Boe)	2,488	2,626	2,354	2,674
Average sales price – oil (per barrel)	$74.00	$65.83	$75.50	$53.56
Average sales price – natural gas (per Mcf)	$4.44	$3.37	$4.80	$3.87

The increase in average prices realized from the sale of oil and gas reflected the recovery and stabilization of oil and natural gas prices following the sharp worldwide economic decline that began during the second half of 2008 and continued to cause depressed oil and gas prices during the first half of 2009.

The decrease in production during 2010 was due to limitations on our ability to offset natural production declines through development of our properties during the pendency of our bankruptcy, the unusually cold weather during the first quarter that resulted in line freezes and a temporary cessation of production and deferred maintenance and third party facilities capacity limitations that resulted in the shut-in or curtailment of production from a number of wells.

Other Revenues

Other revenues consist principally of net profits interest attributable to operating the Breton Sound 31 field, for which we receive a percentage of profits, and also include production handling fees from our Vermilion 16 field and, in 2010, proceeds from the sale of our Adcock Farms lease and well. For the quarter ended September 30, 2010 other revenues decreased to $494,931 from $608,161 in the 2009 quarter. For the nine month period ended September 30, 2010, other revenue increased to $1,725,602 from $778,720 in the 2009 period. The decrease in other revenues during the 2010 quarter was attributable to a decline in profits from Breton Sound 31, partially offset by the sale of the Adcock Farm lease and well. The increase for the nine months ended September 30, 2010 in other revenues was principally attributable to an increase in revenues relating to net profits interest from the Breton Sound 31 field. During the 2009 periods, there were no net profits for this field due to repairs as a result of the 2008 hurricane season. In addition, there was an increase in production handling fees collected from our Vermilion 16 field.

Operating Expenses

Operating expenses increased by 33% to $12,381,079 for the 2010 quarter from $9,319,929 in the 2009 quarter. For the nine month period ended September 30, 2010, operating expenses increased by 16% to $37,309,436 from $32,200,747 in the 2009 period. The following table sets forth the components of operating expenses for the 2010 and 2009 quarter and nine month periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Lease operating expense	$3,303,256	$4,638,492	$10,340,190	$12,093,746
Workover expense	267,487	200,867	2,031,361	1,301,737
Exploration expense	460,964	286,554	1,264,799	848,368
Depreciation, depletion and amortization	4,545,089	973,243	11,800,068	8,252,630
Accretion expense	425,211	340,180	1,275,634	982,283
General and administrative expenses	2,062,906	1,487,221	6,588,641	4,610,125
Severance taxes	1,316,166	1,393,372	4,008,743	4,111,858
	$12,381,079	$9,319,929	$37,309,436	$32,200,747

As more fully described below, the change in operating expenses was primarily attributable to increased depreciation, depletion and amortization expense, and lesser increases in workover expenses, exploration expense, accretion expense, and general and administrative expenses, partially offset by decreased lease operating expense and severance taxes.

Lease Operating Expenses

Lease operating expenses for the 2010 quarter decreased to $3,303,256, or $14.43 per Boe, from $4,638,492, or $19.20 per Boe, in the 2009 quarter.  For the nine months ended September 30, 2010, lease operating expenses decreased to $10,340,190, or $16.09 per Boe, from $12,093,746, or $16.51 per Boe, in the 2009 period.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. We have been actively engaged in field management efforts to reduce our lease operating expenses. A general reduction in lease operating expenses resulting from our field management efforts and the absence of certain expenses incurred during 2009 were the primary causes of reductions in lease operating expenses during the 2010 quarter and nine month periods. This reduction in lease operating expense for 2010 resulted in a lower cost per Boe.

Workover Expense

Workover expense for the 2010 quarter increased to $267,487 from $200,867 in the 2009 quarter.  For the nine months ended September 30, 2010, workover expense increased to $2,031,361 from $1,301,737 in the 2009 period. The increase in workover expense was attributable to extended work and development of previously producing zones from our oil and gas properties.

Exploration Expense

Exploration expense for the 2010 quarter increased to $460,964 from $286,554 in the 2009 quarter.  For the nine months ended September 30, 2010, exploration expense increased to $1,264,799 from $848,368 in the 2009 period. The increase in exploration expense was attributable to our ongoing full field studies on our properties for evaluation of our assets, which studies commenced in 2009 and continued until the quarter ended June 2010, and our purchase of a seismic license in May 2010 which accounted for $505,000 of exploration expenses during the nine month period.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the 2010 quarter increased to $4,545,089 from $973,243 in the 2009 quarter. For the nine months ended September 30, 2010, depreciation, depletion and amortization increased to $11,800,068 from $8,252,630 in the 2009 nine month period. Changes in DD&A were attributed to different production rates and added capital expenditures. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

Accretion expense

Accretion expense for the 2010 quarter increased to $425,211 from $340,180 in the 2009 quarter.  For the nine months ended September 30, 2010, accretion expense increased to $1,275,634 from $982,283 in the 2009 nine month period. The increase in accretion expense was attributed to increased revisions to asset retirement obligations at year end 2009.

General and Administrative Expenses and Other

General and administrative expense for the 2010 quarter increased to $2,062,906 from $1,487,221 in the 2009 quarter. For the nine months ended September 30, 2010, general administrative expense increased to $6,588,641 from $4,610,125 in the 2009 nine month period. The increase in general and administrative expense for the quarter and nine month periods was attributable to increases in legal expenses and consulting fees, cash bonuses of $110,000 paid on exit from bankruptcy, increases in salary commencing on exit from bankruptcy (up $141,000 for the quarter and nine months), and an increase in stock-based compensation due to 2010 stock option grants (up $165,711 for the 2010 quarter and $1,320,557 for nine months 2010).

Severance Taxes

Severance taxes for the 2010 quarter decreased to $1,316,166 from $1,393,372 in the 2009 quarter. For the nine months ended September 30, 2010, severance taxes decreased to $4,008,743 from $4,111,858 in the 2009 nine month period. The decrease was due to lower production volumes during the 2010 periods.

Other Income (Expense), Net

Net other expense totaled $4,569,396 for the 2010 quarter and $5,953,608 of expenses for the 2009 quarter.  For the nine months ended September 30, 2010, net other expense totaled $18,103,966 as compared to $18,961,860 in the 2009 nine month period. The following table sets forth the components of net other income (expenses) for the 2010 and 2009 quarter and nine month periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Commodity derivative income (expense)	$-	$415,851	$696,550	$(2,056,919)
Loss on settlement of accounts payable	-	-	(990,786)	-
Interest income	10,443	13,418	37,033	34,054
Interest expense	(4,579,839)	(6,382,877)	(17,846,763)	(16,938,995)
	$(4,569,396)	$(5,953,608)	$(18,103,966)	$(18,961,860)

As more fully described below, the changes in other income (expense), net, was principally attributable to the liquidation of our commodity derivates during the 2010 first quarter and a decrease in the 2010 quarter and an increase in the nine months ended 2010 in the estimated accrued interest rate we are recording based on the settled terms with Wayzata.

Commodity Derivative Income (Expense)

For the quarter ended September 30, 2010, we had commodity derivative expense of $0 as compared to commodity derivative income of $415,851 during the 2009 quarter.  For the nine months ended September 30, 2010, we had commodity derivative income of $696,550 as compared to commodity derivative expense of $2,056,919 during the 2009 nine month period. Pursuant to the terms of our prior term credit agreement and revolving credit agreement, we entered into certain derivative contracts to reduce the impact of changes in the prices of oil and natural gas.  During the 2010 first quarter, the administrative agent for the lenders under both our term credit agreement and revolving credit agreement, liquidated all of our then existing commodity derivates and applied the proceeds to amounts owed under the credit agreements.  As a result of changes in prices and liquidation of our commodity derivatives we realized a gain during the 2010 nine month period and no commodity derivative income or expense during the 2010 quarter. Commodity derivative expense during 2009 reflected the sharp drop in oil and gas prices during the first quarter of 2009 followed by a rise in oil and gas prices during the second quarter of 2009.

Loss on Settlement of Accounts Payable

Loss of settlement of accounts payable reflects the fair value of the common stock issued to our vendors as part of the settlement terms in the Plan of Reorganization. Loss on settlement of accounts payable increased to $0 and $990,786 in the quarter and nine months ended September 30, 2010, respectively, from $0 in the quarter and nine months ended September 30, 2009.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under our term credit agreement and revolving credit agreement, partially offset by interest earned on cash balances held. Net interest expense decreased to $4,569,396 in the 2010 quarter from $6,369,459 in the 2009 quarter and, for the nine month period, increased to $17,809,730 in 2010 from $16,904,941 in 2009.  The decrease in net interest expense for the 2010 quarter was attributed to a decrease in the interest rate of our second lien debt. The increase in net interest expense for the nine months ended September 30, 2010 was attributable to an increase in the estimated accrued interest we recorded based on the settled terms with Wayzata and our vendors as reflected in the Plan of Reorganization.

Reorganization Expenses

Reorganization expenses reflect payments to professionals and other fees incurred in connection with our Chapter 11 case. Reorganization expenses decreased to $184,959 during the 2010 quarter from $2,362,556 in the 2009 quarter. The decrease in the 2010 quarter was attributed to our exit from bankruptcy on May 14, 2010.  For the nine months ended September 30, 2010, reorganization expenses decreased to $2,049,405 from $3,174,894 in the 2009 nine month period.

Income Tax Expense (Benefit)

For the 2010 quarter, we recorded an income tax expense of $66,743 compared to an income tax benefit of $1,277,049 in the 2009 quarter. For the nine months ended September 30, 2010, we recorded income tax expense of $310,366 compared to an income tax benefit of $6,811,621 in the 2009 nine month period. For the quarter and nine months ended 2010, we had a deferred tax asset and a 100% valuation allowance for federal income tax provision (benefit); therefore, we recorded no tax benefit for federal tax provision (benefit) for the current quarter and nine month period. Our income tax expense for the 2010 periods was related to Louisiana state franchise taxes.

The effective tax rate for the 2010 and 2009 nine month periods were 0% and 34%, respectively.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

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

Since exit from bankruptcy under the terms of the Plan of Reorganization, we paid out to our creditors approximately $17.2 million on exit from bankruptcy, $0.7 million during the third quarter 2010, and will pay approximately $2.4 million to creditors over the following nine months.

We believe that our cash flows from operations and cash on hand are sufficient to support our liquidity needs for the next twelve months. We believe that our cash flows from operations and cash on hand will be adequate to pursue all of our planned projects to bring current deferred maintenance relating to shut-in or curtailed production and all or our currently planned recompletions, workovers, thru-tubing plugbacks and our planned infrastructure investment and PUD drilling program.  Drilling of our deep shelf gas prospects will require substantial funding exceeding our cash on hand and projected cash flows from current operations. We will be required to secure additional financing to pursue our deep shelf exploratory drilling, and/or to refinance our debt upon maturity in 2012 and are actively evaluating potential financing sources and partners to fund the exploration of our deep shelf prospects and the ultimate retirement or refinancing our existing credit facilities. Future declines in oil and gas prices or failures in our development plans, and accompanying declines in revenues and profitability, could result in our inability to support our operations and drilling and development activities and comply with the terms of our credit facilities. Such price declines were a principal cause of our 2009 Chapter 11 filing.

We have no commitments to provide additional capital or financing if needed to retire our existing indebtedness or to fully fund our planned drilling and development activities and there is no assurance that any such capital or financing will be available on acceptable terms, or at all, if needed, or that our planned drilling and development activities will produce increases in production.

Cash, Cash Flows and Working Capital

We had a cash balance of $5,091,381 and a working capital deficit of $2,391,932 at September 30, 2010 compared to a cash balance of $21,575,483 and working capital of $1,820,500 at December 31, 2009. The decrease in cash on hand and working capital is primarily attributable to payment to creditors on our exit from bankruptcy as provided for in our Plan of Reorganization and reclassification of liabilities subject to compromise to payables.

Operations used cash flows of $3,536,429 for the nine months ended September 30, 2010 as compared to cash provided by operations of $16,981,364 for the nine months ended September 30, 2009. The change in operating cash flows was principally attributable to payment to creditors on our exit from bankruptcy as provided for in our Plan of Reorganization.

Investing activities used cash totaling $8,597,619 during the nine months ended September 30, 2010 as compared to cash used in investing of $5,377,250 during the nine months ended September 30, 2009.  The change in cash used in investing activities was attributable to increased development activity of our oil and gas properties following exit from bankruptcy.

Financing activities used cash flows of $4,350,054 during the nine months ended September 30, 2010 as compared to cash provided in financing activities of $2,382,049 during the nine months ended September 30, 2009.  The change in cash flows used in financing activities was primarily attributable to $5.5 million paid toward reduction of the principal balance outstanding under our revolving credit facility offset by financing for our insurance premiums.

Subsequent to September 30, 2010, we received a one-time payment of $1,141,228 for production handling services arising from third party underbillings.

Debt and Non-Current Liabilities

At September 30, 2010, we had $131,106,447 of indebtedness outstanding (excluding $4,839,853 debt discount), consisting of $127,500,000 under our Amended and Restated Term Credit Agreement, $7,840,872 under our Amended Revolving Credit Agreement, and $605,428 owing to officers.

Letters of credit totaling approximately $10.2 million were outstanding at September 30, 2010.

Amended Revolving Credit Agreement.  On May 14, 2010, we entered into an Amended Revolving Credit Agreement reflecting the terms described in the Plan of Reorganization. Under the Amended Revolving Credit Agreement, our revolving credit facility was revised to provide for total outstanding principal under the facility of $18,000,000, including $10,159,128 in letters of credit and after payment of $5.5 million. No further borrowings can be made under the Amended Revolving Credit Agreement.

The Amended Revolving Credit Agreement provides for payments of interest only on a monthly basis at a floating rate of prime plus 2% with all amounts owing under the agreement being due and payable in full on April 30, 2012.

Amended and Restated Term Credit Agreement.  On May 14, 2010, we entered into an Amended and Restated Term Credit Agreement reflecting the terms described in the Plan of Reorganization. Under the Amended and Restated Term Credit Agreement, our term credit facility was revised to reflect the total amount borrowed and owing thereunder of $127.5 million and to provide for accrual of interest at 11.25% per annum payable interest only on a monthly basis with all amounts owing under the agreement being due and payable in full on April 30, 2012. The principal amount owing under the term note includes interest expense and certain reorganization costs totaling $30.0 million that were recorded as current period expenses and capitalized as part of the aggregate principal amount payable on the term loan.

State Lessor Audit Royalty Liability.  Pursuant to the Plan of Reorganization, we are obligated to pay amounts owing with respect to a state lessor royalty audit. The total royalty audit liability of $1,293,385 is payable over 24 equal monthly installments of $71,235 commencing February 2010.

Officer Notes.  Pursuant to the Plan of Reorganization, notes payable to our Chief Executive Officer and to our President, in the aggregate amount of $605,428 will bear compound interest at 10% per annum and are due and payable in full, with interest, in September 2013.

Capital Expenditures and Commitments

Our capital spending for the nine months ended September 30, 2010 was $8,597,619 relating primarily to development of our oil and gas properties.  As a result of our operation as debtor-in-possession and inability to access our revolving credit facility, planned capital expenditures under our drilling and development program and well maintenance program were curtailed or deferred during the period through our exit from bankruptcy in May 2010.

Having exited from bankruptcy, we restarted our development and drilling program, and a program to bring current deferred well maintenance, in the third quarter of 2010. Our capital budget for the balance of 2010 is focused on those projects that we believe will generate and lay the foundation for production growth and include $1.6 million budgeted for deferred maintenance work targeted at bringing shut-in production back on line or increasing production from wells that are producing below capacity. Our preliminary exploration, development and other capital expenditures budget for currently planned activities in the first quarter of 2011 is approximately $6.5 million. We have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations. Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

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

During the quarter ended March 31, 2010, the administrative agent under our prior revolving credit agreement liquidated all of our commodity derivative instruments and applied the proceeds to indebtedness owed thereunder. As a result, at September 30, 2010, we had no commodity derivative instruments in place. Under the Amended Revolving Credit Agreement, we may not, without the consent of our lender, hedge more than 60% of our production.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2010.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As noted elsewhere, during the nine months ended September 30, 2010, all of our natural gas and oil derivative instruments were liquidated by the administrative agent under our prior revolving credit agreement. Under the Amended Revolving Credit Agreement, we may not, without the consent of Wayzata, hedge more than 60% of our production.

Otherwise, there have been no material changes to the Quantitative and Qualitative Disclosures about Market Risk described in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 4T

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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
Date: November 15, 2010
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Edward Hebert
Edward Hebert
Vice President – Finance