Form 10-Q
period 2011-03-31
SARATOGA RESOURCES INC /TX
filed 2011-05-09
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒   No ☐

As of May 6, 2011, we had 19,804,913 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SARATOGA RESOURCES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$6,156,145	$4,409,984
Accounts receivable	10,261,954	9,039,836
Prepaid expenses and other	454,751	888,717
Other current asset	300,000	300,000
Total current assets	17,172,850	14,638,537

Property and equipment:
Oil and gas properties - proved (successful efforts method)	171,603,638	170,870,775
Other	588,318	561,572
	172,191,956	171,432,347
Less: Accumulated depreciation, depletion and amortization	(40,772,750)	(37,597,980)
Total property and equipment, net	131,419,206	133,834,367

Other assets, net	3,008,739	2,870,379
Total assets	$151,600,795	$151,343,283

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$3,172,484	$4,655,874
Revenue and severance tax payable	5,184,513	5,071,508
Accrued liabilities	2,350,276	1,649,994
Short-term notes payable	77,711	285,298
Asset retirement obligation – current	344,743	332,863
Total current liabilities	11,129,727	11,995,537

Long-term liabilities:
Asset retirement obligation	11,410,513	11,653,212
Long-term debt, net of unamortized discount of $3,432,562 and $4,140,662, respectively	131,908,309	131,200,209
Long-term debt – related parties	605,428	605,428
Total long-term liabilities	143,924,250	143,458,849

Commitment and contingencies (see notes)

Stockholders' equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized 17,323,598 and 17,298,598 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	17,323	17,298
Additional paid-in capital	27,846,910	27,547,251
Retained deficit	(31,317,415)	(31,675,652)

Total stockholders' deficit	(3,453,182)	(4,111,103)

Total liabilities and stockholders' equity (deficit)	$151,600,795	$151,343,283

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC. CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues:
Oil and gas revenues	$15,798,288	$12,255,776
Other revenues	1,148,750	435,258

Total revenues	16,947,038	12,691,034

Operating Expense:
Lease operating expense	4,086,155	3,661,025
Workover expense	557,731	884,523
Exploration expense	254,366	188,895
Depreciation, depletion and amortization	3,174,770	3,178,939
Accretion expense	424,422	425,212
General and administrative	1,962,984	1,348,821
Production and severance taxes	1,432,541	1,346,306

Total operating expenses	11,892,969	11,033,721

Operating income	5,054,069	1,657,313

Other income (expense):
Commodity derivative income, net	-	696,550
Interest income	27,566	6,939
Interest expense	(4,580,886)	(6,869,942)

Total other expense	(4,553,320)	(6,166,453)

Net income (loss) before reorganization expense and income taxes	500,749	(4,509,140)

Reorganization expense	110,012	1,324,694

Net income (loss) before income taxes	390,737	(5,833,834)

Income tax provision	32,500	-

Net income (loss)	$358,237	$(5,833,834)

Net income (loss) per share:
Basic	$0.02	$(0.35)
Diluted	$0.02	$(0.35)

Weighted average number of common shares outstanding:
Basic	17,322,487	16,690,292
Diluted	20,585,431	16,690,292

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$358,237	$(5,833,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,174,770	3,178,939
Accretion expense	424,422	425,212
Amortization of debt issuance costs	63,192	237,537
Amortization of debt discount	708,100	169,104
Commodity derivative income	-	(473,962)
Stock-based compensation	290,684	30,600
Plugging and abandonment settlements	(655,241)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,222,118)	315,150
Prepaids and other	433,966	609,983
Accounts payable	(1,533,215)	(123,645)
Revenue and severance tax payable	113,005	(88,949)
Accrued liabilities	376,581	6,544,236

Net cash provided by operating activities	2,532,383	4,990,371

Cash flows from investing activities:
Additions to oil and gas property	(359,334)	(3,310,169)
Additions to other property and equipment	(26,746)	-
Other	(201,554)	(121,150)

Net cash used in investing activities	(587,634)	(3,431,319)

Cash flows from financing activities:
Proceeds from option exercise	9,000	-
Repayment of short-term notes payable	(307,502)	(414,256)
Proceeds from debt borrowings	99,914	-
Settlements of commodity hedges recorded in purchase accounting	-	38,913

Net cash used in financing activities	(198,588)	(375,343)

Net increase in cash and cash equivalents	1,746,161	1,183,709

Cash and cash equivalents - beginning of period	4,409,984	21,575,483

Cash and cash equivalents - end of period	$6,156,145	$22,759,192

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,915,130	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

March 31, 2011

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

These financial statements should be read in conjunction with the financial statements and footnotes which are included as part of the Company’s Form 10-K for the year ended December 31, 2010.

Changes in Presentation

Certain financial presentations for the periods presented for 2010 have been reclassified to conform to the 2011 presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $5.9 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Accounting for Reorganization

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Debtors operated under Chapter 11 protection from the filing date on March 31, 2009 until the effective date of the Debtors’ plan of reorganization (the “Plan of Reorganization”) and exit from Chapter 11 on May 14, 2010. The accompanying consolidated financial statements reflect the Company’s exit from bankruptcy on the terms set out in the Plan of Reorganization and, with respect to periods ending on the exit from bankruptcy, have been prepared in accordance with FASB ASC 852, Reorganizations.

Other Revenue

Other revenues consist principally of (i) a net profits interest attributable to operating the Breton Sound 31 field, for which we receive a percentage of profits, (ii) production handling fees from our Vermilion 16 field and (iii) during the 2011 quarter, refunds of severance taxes under a Louisiana incentive program for previously inactive wells.

NOTE 2 – STOCK-BASED COMPENSATION EXPENSE AND WARRANTS

The Company periodically grants restricted stock and stock options to employees, directors and consultants.  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock Option Activity

In March 2011, the Company’s board of directors approved stock option grants to purchase an aggregate of 105,000 shares of common stock to the Company’s non-employee directors, including options granted to a newly appointed director.  70,000 of the options are exercisable at $3.05 per shares and 35,000 of the options are exercisable at $2.80 per share.  The options vested 50% on the respective grant dates and vest as to the remaining 50% one year from the grant date. The options are exercisable for a term of seven years. The grant date value of the aggregate 105,000 options was $0.3 million.  The options were valued using the Black-Sholes model with the following assumptions: 324% volatility; 3.7 year estimated life; zero dividends; 1.4% discount rate as to 35,000 options and 1.64% discount rate as to 70,000 options; quoted stock price and exercise price of $2.80 per share as to 35,000 options and $3.05 per shares as to 70,000 options.

The following table summarizes information about stock option activity and related information for the three months ended March 31, 2011 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,017,500	$2.24	$407,300
Granted	105,000	2.97	-
Exercised	(25,000)	0.36	-
Forfeited	-	-	-
Outstanding at March 31, 2011	1,097,500	$2.35	$611,875
Exercisable at March 31, 2011	530,000	$2.66	$160,625

The weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2011 is 7.9 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense included in reported net income	$290,684	$30,600
Earnings per share effect of share-based compensation expense	$0.02	$(0.00)

As of March 31, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was $0.4 million.  The unrecognized expense is expected to be recognized over a weighted average period of 0.61 years.

Warrant Activity

No warrants were issued or exercised during the three months ended March 31, 2011.  At March 31, 2011, the Company had 3,130,516 warrants outstanding with a weighted average remaining contractual life of 3.4 years.  The weighted average exercise price for all outstanding warrants was $0.07.  The warrants had an intrinsic value of $8.6 million at March 31, 2011.

NOTE 3 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended March 31,
	2011			2010
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$358,237	17,322,487	$0.02	$(5,833,834)	16,690,292	$(0.35)
Effective of Dilutive Securities:
Stock options and other	-	3,262,944		-	-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$358,237	20,585,431	$0.02	$(5,833,834)	16,690,292	$(0.35)

Potentially dilutive securities excluded from the computation of weighted average diluted shares of common stock because the impact of these potentially dilutive securities were antidilutive totaled 660,000 and 1,090,516 shares for the three months ended March 31, 2011 and 2010, respectively.

NOTE 4 – COMMODITY DERIVATIVE INSTRUMENTS

The Company periodically uses derivative instruments in connection with anticipated crude oil and natural gas sales to mitigate the variability of cash flows associated with commodity price fluctuations.  While the use of these derivative instruments limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements.

During the three months ended March 31, 2010, we recognized a realized gain of $261,501 due to pricing and a realized gain of $435,049 as a result of the liquidation of all of our derivative instruments by our secured lender.

As of March 31, 2011, the Company had no natural gas or crude oil derivative instruments outstanding and, during the three months ended March 31, 2011, the Company had no gain or loss from commodity derivative instruments.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

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

At March 31, 2011 and December 31, 2010, the amount of the escrow account totaled $2.7 million and $2.5 million, respectively and is shown as other assets on the Company’s balance sheet.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2010	$11,986,075
Accretion expense	424,422
Additions	-
Revisions	-
Settlements	(655,241)
Balance at March 31, 2011	$11,755,256

The company paid $655,241 during the quarter ended March 31, 2011 for plugging and abandonment costs.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become involved in litigation in the ordinary course of business. At March 31, 2011, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 7 – SUBSEQUENT EVENTS

In April 2011, the Company entered into a Warrant Termination Agreement with Wayzata Investment Partners, LLC.  Under the terms of the Warrant Termination Agreement, Wayzata agreed, subject to the Company’s repayment by July 14, 2011 of all amounts owing under the existing credit facilities with Wayzata, to the cancellation of warrants (the “Second Warrants”) to purchase up to 2,000,000 shares of common stock. The Second Warrants were issued by the Company in May 2010 pursuant to the terms of the Company’s Plan of Reorganization and amended credit facilities.

In April 2011, the Company sold to U.S. and non-U.S. accredited investors, in a private placement, an aggregate of 2,481,316 shares of common stock and warrants to purchase 1,240,658 shares of common stock.  The shares and warrants were offered in units of two shares and one warrant at $6.00 per unit for aggregate gross proceeds of $7,443,948. The warrants are exercisable for two years to purchase shares of common stock at $5.00 per share.  Pursuant to the offering, the Company issued 84,600 shares of common stock and warrants to purchase 42,300 shares of common stock to a placement agent with respect to units sold to non-U.S. investors.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the three months ended March 31, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K for the year ended December 31, 2010.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2010.

Overview

We are an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of crude oil and natural gas properties.  Our principal properties were acquired in July 2008 and are located in the transitional coastline and protected in-bay environment on parish and state leases of south Louisiana.

At March 31, 2011, we operated or had interests in 109 producing wells and our principal properties covered approximately 33,869 gross acres (31,125 net), substantially all of which were held by production without near-term lease expirations, across 12 fields in the transitional coastline and protected in-bay environment on parish and state leases in south Louisiana. We own working interests in our properties ranging from 25% to 100%, with our average working interest on a net acreage leasehold basis being approximately 92%. Our net revenue interests in our properties range from 19% to 88%, with our average net revenue interest on a net acreage leasehold basis being approximately 72%. We operate over 90% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

2011 Developments

Drilling and Development Activities

Since early 2009, and continuing following our May 2010 exit from bankruptcy, we have pursued development activities at a pace supported by our operating cash flow and cash on hand.  We conducted 2 recompletions and/or workovers and invested $1.3 million in our development program, including deferred maintenance projects, during the quarter with a focus on bringing shut-in production and curtailed production back on line, or to capacity, through deferred maintenance projects, recompletions and workovers.  No wells were drilled during the quarter and, at March 31, 2011, no drilling, recompletion or workover operations were ongoing.

For the quarter ended March 31, 2011, we had approximately 89gross (82 net) wells in production.

Director Compensation

In March 2011, our board of directors approved a revised compensation program for non-employee directors, consisting of annual stock option grants to acquire 35,000 shares of stock, together with cash retainers for board service and committee chairs.  Pursuant to the revised compensation program, we granted stock options to purchase an aggregate of 105,000 shares of common stock to our non-employee directors, including options granted to a newly appointed director.  70,000 of the options are exercisable at $3.05 per share and 35,000 of the options are exercisable at $2.80 per share, the grant date closing price of our stock. The options are exercisable for terms of seven years and vest 50% on the grant date and 50% on the first anniversary of the grant date.

Warrant Termination Agreement

In conjunction with our ongoing efforts to refinance our existing indebtedness with Wayzata Investment Partners, LLC, in April 2011, we entered into a Warrant Termination Agreement with Wayzata.  Under the terms of the Warrant Termination Agreement, Wayzata agreed, subject to our repayment by July 14, 2011 of all amounts owing under the existing credit facilities with Wayzata, to the cancellation of warrants (the “Second Warrants”) to purchase up to 2,000,000 shares of common stock. The Second Warrants were issued in May 2010 pursuant to the terms of our Plan of Reorganization and amended credit facilities.

Share Issuances for Cash

During the quarter ended March 31, 2011, we sold 25,000 shares of common stock for $9,000 pursuant to the exercise of an outstanding stock option.

In April 2011, we sold to U.S. and non-U.S. accredited investors, in a private placement, an aggregate of 2,481,316 shares of common stock and warrants to purchase 1,240,658 shares of common stock.  The shares and warrants were offered in units of two shares and one warrant at $6.00 per unit for aggregate gross proceeds of $7,443,948. The warrants are exercisable for two years to purchase shares of common stock at $5.00 per share.  Pursuant to the offering, we issued 84,600 shares of common stock and warrants to purchase 42,300 shares of common stock to a placement agent with respect to units sold to non-U.S. investors.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended March 31, 2011 increased by 29% to $15.8 million from $12.3 million in the 2010 quarter.  The increase in revenue was attributable to a 24% increase in average hydrocarbon prices realized during the quarter, as compared to the 2010 quarter, and a 4% increase in production volumes as compared to the 2010 quarter. The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes, and average sales prices for the quarters ended March 31, 2011 and 2010:

	2011	2010
Revenues
Oil	$14,028,341	$9,958,244
Gas	1,769,947	2,297,532
Total oil and gas revenues	$15,798,288	$12,255,776

Production
Oil (Bbls)	138,724	125,989
Gas (Mcf)	400,932	429,313
Total production (Boe)	205,546	197,541

Average sales price
Oil (per Bbl)	$101.12	$79.04
Gas (per Mcf)	4.41	5.35
Total average sales price (per Boe)	$76.86	$62.04

The increase in production during the 2011 quarter was attributable to our recompletion and workover program and efforts during the 2011 quarter to address deferred maintenance and third party facilities capacity limitations that resulted in the resumption of production, or increase in production.  Because our development program has been conducted at a curtailed level supported by cash flows and cash on hand and without access to credit, the increase in production attributable to our development program was partially offset by natural production declines.

The increase in average prices realized from the sale of oil and gas reflected the recovery and stabilization of oil and natural gas prices following the sharp worldwide economic decline that began during the second half of 2008 and a sharp rise in global commodity prices, in particular crude oil prices, beginning in late 2010 and accelerating during the first quarter of 2011.  At March 31, 2011, we were fully unhedged and, during the first quarter of 2011, benefited from rising oil prices.

Other Revenues

Other revenues consist principally of (i) a net profits interest attributable to operating the Breton Sound 31 field, for which we receive a percentage of profits, (ii) production handling fees from our Vermilion 16 field and (iii) during the 2011 quarter, refunds of severance taxes under a Louisiana incentive program relating to previously inactive wells. For the 2011 quarter, other revenues increased to $1,148,750 from $435,258 in the 2010 quarter.   The increase in other revenues was principally attributable to severance tax refunds of $0.6 million.

Operating Expenses

Operating expenses increased by 8% to $11.9 million for the first quarter of 2011 from $11.0 million in the 2010 quarter. The following table sets forth the components of operating expenses, in total and on a per BOE basis, for the 2011 and 2010 quarters:

	2011		2010
	Total	Per Boe	Total	Per Boe
Lease operating expense	$4,086,155	$19.88	$3,661,025	$18.53
Workover expense	557,731	2.71	884,523	4.48
Exploration expense	254,366	1.24	188,895	0.96
Depreciation, depletion and amortization	3,174,770	15.45	3,178,939	16.09
Accretion expense	424,422	2.06	425,212	2.15
General and administrative expenses	1,962,984	9.55	1,348,821	6.83
Production and severance taxes	1,432,541	6.97	1,346,306	6.82
	$11,892,969	$57.86	$11,033,721	$55.86

As more fully described below, the change in operating expenses was primarily attributable to increased lease operating expense and general and administrative expense, partially offset by decreased workover expense.

Lease Operating Expenses

Lease operating expenses for the 2011 quarter increased to $4.1 million, or $19.88 per Boe, from $3.7 million, or $18.53 per Boe, in the 2010 quarter.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. Increases in non-operated operating expenses, transportation expenses and delay rental were the primary causes of increases in lease operating expenses, and lease operating expenses per Boe, during the 2011 quarter.

Workover Expense

Workover expense for the 2011 quarter decreased to $0.6 million from $0.9 million in the 2010 quarter. The decrease in workover expense was attributable to the Company completing less workover projects during the 2011 quarter.

Exploration Expense

Exploration expense for the 2011 quarter was $0.3 million compared to $0.2 million in the 2010 quarter.  Exploration expense during the 2011 quarter was attributable to leasing of seismic data.  Exploration expense during the 2010 quarter was attributable to our ongoing full field studies on our properties for evaluation of our assets, which studies were completed in 2010.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the 2011 quarter was $3.2 million compared to $3.2 million in the 2010 quarter. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

Accretion expense

Accretion expense for the 2011 quarter was $0.4 million compared to $0.4 million in 2010 quarter.  Accretion expense is recorded to increase the Asset Retirement Obligation liability from its present value.

General and Administrative Expenses and Other

General and administrative expense for the 2011 quarter increased to $2.0 million from $1.4 million in the 2010 quarter. The increase was primarily attributed to increases in legal expenses, salaries and stock-based compensation and reflect salary increases and stock option grants made following our exit from bankruptcy in the second quarter of 2010.

Production and Severance Taxes

Production and severance taxes for the 2011 quarter increased to $1.4 million from $1.3 million in the 2010 quarter. The increase was primarily attributed to increased oil prices during the 2011 quarter which generated increased oil revenue.

Other Income (Expense), Net

Net other expense totaled $4.6 million for the 2011 quarter and $6.2 million of expenses for the 2010 quarter.  The following table sets forth the components of net other income (expenses) for the 2011 and 2010 quarters:

	2011	2010
Commodity derivative income (expense)	$-	$696,550
Interest income	27,566	6,939
Interest expense	(4,580,886)	(6,869,942)
	$(4,553,320)	$(6,166,453)

As more fully described below, the changes in other income (expense), net, was principally attributable to the liquidation of our commodity derivates during the 2010 quarter, resulting in a gain for the quarter compared to no income or expense from commodity derivatives during the 2011 quarter, and a decrease in interest expense reflecting a lower interest rate on borrowed funds.

Commodity Derivative Income (Expense)

Commodity derivative income decreased to $0 during the 2011 quarter from $696,550 during the 2010 quarter.  The commodity derivative income recognized during the 2010 quarter related to the liquidation of our commodity derivatives by the administrative agent under our then existing credit facility.  We had no commodity derivative activities during the 2011 quarter.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under our term credit agreement and revolving credit agreement, partially offset by interest earned on cash balances held. Net interest expense decreased to $4.6 million in the 2011 quarter from $6.9 million in the 2010 quarter.  The decrease in net interest expense was attributable to a decrease in our stated interest rate on our Amended and Restated Term Credit Agreement from 20% to 11.25% and, to a lesser extent, an increase in interest income resulting from an increase in our cash balances, partially offset by higher borrowings.

Reorganization Expenses

Reorganization expenses reflect payments to professionals and other fees incurred in connection with our Chapter 11 case. Reorganization expenses decreased to $0.1 million during the 2011 quarter from $1.3 million during the 2010 quarter. The decrease in reorganization expenses was attributable to our exit from bankruptcy in May 2010.

Income Tax Benefit

For the 2011 quarter, we recorded an income tax expense of $32,500 compared to income tax expense of $0 for the 2010 quarter.  The income tax expense for the 2011 quarter was attributable to Louisiana state franchise taxes.  For both periods, we had a deferred tax asset and a 100% valuation allowance and, therefore, recorded no federal tax provision (benefit).

The effective tax rates for 2011 and 2010 were 8.3% and 0%, respectively.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

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

Since exit from bankruptcy, under the terms of the Plan of Reorganization, we made principal and interest payments to our creditors of approximately $17.3 million on exit from bankruptcy, $2.3 million during the balance of 2010, and $1.0 million during the first quarter of 2011 and will pay approximately $1.5 million of principal to such creditors over the balance of 2011.

We have developed a layered multi-faceted development and maintenance program designed to achieve short-, mid- and long-term objectives.  Short-term, our focus is on restoration of shut-in and curtailed production through investments in infrastructure and deferred maintenance and recompletions, workovers and thru-tubing plugbacks each designed to increase or restore production volumes during the first half of 2011 from wells producing below capacity and an inventory of 63 proved developed nonproducing opportunities.  Mid-term, following or in conjunction with execution of short-term opportunities, our focus is on the development of an inventory of 91 proved undeveloped opportunities targeting normally pressured oil and gas.  Long-term, following or in conjunction with the execution of our short- and mid-term opportunities, our focus is on continuing development of our reserves and exploratory drilling of deep shelf opportunities.

As noted, during April 2011, we received $7.4 million from the sale of common stock and warrants.  Additionally, during April 2011, we received $1.3 million net of fees from severance tax incentive refunds and $1.3 million from a one-time insurance settlement. We intend to utilize the proceeds from the offering of such stock and warrants and such additional payments to support accelerated investments in our development and maintenance program.

We believe that our cash flows from operations and cash on hand, including funds received from our April 2011 financing and payments, are sufficient to support our liquidity needs for the next twelve months, including funding all of our short-term objectives targeted for completion in 2011, including investments in planned infrastructure and deferred maintenance, recompletions, workovers and thru-tubing plugbacks.  We believe that our cash flows from operations and cash on hand will also be sufficient to pursue our 2011 mid-term objectives relating to development of proved undeveloped opportunities.  Our development of proved undeveloped opportunities is scalable. Depending upon the results of our short-term development initiatives, initial development efforts relating to our proved undeveloped opportunities and any further capital raising efforts, we may accelerate our planned development of proved undeveloped opportunities or otherwise adjust the nature or rate of our development program.  Pursuit of our long-term plans for exploratory drilling of deep shelf prospects is expected to require funding in excess of our current resources and projected operating cash flow.  At March 31, 2011, we were in active discussions with potential funding sources and drilling partners with a view to securing funding commitments to conduct initial exploratory drilling operations on our deep shelf prospects.  We currently have no commitments to provide funding to support our exploratory drilling plans and there is no assurance that funding to pursue such opportunities will be available on satisfactory terms or at all.  Further unexpected declines in commodity prices or production levels, or failures in achieving production increases through our short- and mid-term development plans could result in our inability to support our operations and drilling and development plans.

Beyond 2011, and in addition to our development plans, our term and revolving credit facilities mature in April 2012.  We anticipate that we will be required to retire those facilities on maturity.  We do not presently have available financial resources to retire our credit facilities and will be required to seek and secure alternative financing sources to retire such facilities.  At March 31, 2011, we were actively exploring and evaluating viable alternative financing sources to retire our current credit facilities when they come due in April 2012, or before. There is no assurance that we will be able to secure financing to retire our current credit facilities on acceptable terms or at all.  In the event we are unable to secure sufficient financing to retire our maturing credit facilities, we may be required to liquidate some or all of our assets or may otherwise face actions by our current lender the net effect of which might be the foreclosure or other loss of some or all of our assets.

In addition to seeking financing to retire our existing term and revolving credit facilities, at March 31, 2011 we were in active discussions with potential equity and revolving credit providers with a view to providing added liquidity to increase our development budget and accelerate our planned investments in our inventory of proved developed nonproducing reserves and the development of our inventory of proved undeveloped reserves.  As noted, to date, those efforts resulted in our receipt of $7.4 million of equity financing in April 2011.  We have prioritized our inventory of development opportunities to initially focus on development of what we believe are low risk high return projects, including workovers, recompletions, behind pipe and shut-in projects and development wells, after which we intend to strategically develop our remaining inventory of prospects.  Based on our receipt of equity financing and other payments in April 2011, we intend to increase our budgets to levels above the approximately $17.0 million we spent in 2009 and 2010 and substantial additional increases to our budgets may be made subject to ongoing financing initiatives.

We have no commitments to provide additional capital or financing if needed to retire our existing indebtedness or to fully fund our drilling and development activities at levels management deems to be optimal and there is no assurance that any such capital or financing will be available on acceptable terms, or at all, if needed.

Cash, Cash Flows and Working Capital

We had a cash balance of $6.2 million and working capital of $6.0 million at March 31, 2011 as compared to a cash balance of $4.4 million and working capital of $2.6 million at December 31, 2010.   The increase in cash on hand and working capital is primarily attributable to improved profitability associated with improved commodity prices partially offset by payments to creditors as provided for in our Plan of Reorganization. As noted above, our cash and working capital positions were supplemented in April 2011 by the receipt of $7.4 million from our private placement and by receipt of an aggregate of $2.6 million from an insurance settlement and from severance tax refunds.

Operations provided cash flow of $2.5 million for the quarter ended March 31, 2011 as compared to cash provided by operations of $5.0 million for the quarter ended March 31, 2010. The decrease in operating cash flows during 2011 was principally attributable to payments of interest expense. During the 2010 quarter, we did not pay interest expense as a result of the bankruptcy.

Investing activities used cash totaling $0.6 million during the quarter ended March 31, 2011 as compared to cash used in investing of $3.4 million during the quarter ended March 31, 2010.  The decrease in cash used in investing activities during 2011 was attributable to a decrease in oil and gas development activities undertaken.

Financing activities used cash flows of $0.2 million during the quarter ended March 31, 2011 as compared to cash used in financing activities of $0.4 million during quarter ended March 31, 2010.  Cash flows used for financing during both the 2011 and 2010 periods related primarily to payments for insurance premiums.  The decrease in cash flows used in financing activities was primarily attributable to a decrease in our insurance premiums following our renewal in May 2010.

Debt and Non-Current Liabilities

At March 31, 2011, we had $132.6 million of indebtedness outstanding (reflecting a $3.4 million debt discount), consisting of $127.5 million under our Amended and Restated Term Credit Agreement, $7.8 million under our Amended Revolving Credit Agreement, and $0.6 million owing to officers.

Letters of credit totaling approximately $10.2 million were outstanding at March 31, 2011.

The principal terms of our debt and non-current liabilities at March 31, 2011 were as follows:

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

State Lessor Audit Royalty Liability.  Pursuant to the Plan of Reorganization, we are obligated to pay amounts owing with respect to a state lessor royalty audit. The total royalty audit liability of $1.3 million (includes $0.4 million in penalties) is payable over 24 equal monthly installments of $71,235 commencing February 2010.  At March 31, 2011, $1.1 million (includes $0.4 million in penalties) remained due and owing with respect to the state lessor royalty audit.

Officer Notes.  Pursuant to the Plan of Reorganization, notes payable to our Chief Executive Officer and to our President, in the aggregate amount of $0.6 million will bear compound interest at 10% per annum and are due and payable in full, with interest, in September 2013.

Capital Expenditures and Commitments

Our capital spending for the quarter ended March 31, 2011 was $0.7 million relating primarily to development of our oil and gas properties.  As a result of our inability to access our revolving credit facility planned capital expenditures under our drilling and development program were curtailed during the quarter as we only pursued projects supported by our operating cash flows and cash on hand.

Having exited from bankruptcy, beginning in the third quarter 2010, we restarted our development and drilling program, and a program to bring current deferred well maintenance. Our capital budget for the 2011 is focused on those projects that we believe will generate and lay the foundation for production growth and include $8.2 million budgeted for short-term deferred maintenance work planned over the balance of 2011 and targeted at bringing shut-in production back on line or increasing production from wells that are producing below capacity. Our preliminary exploration, development and other capital expenditures budget for currently planned development activities on proved undeveloped opportunities during 2011, prior to consideration of the receipt of any additional financing, was approximately $13.6 million. With our receipt of $7.4 million of equity financing in April 2011 and additional payments from insurance settlements and severance tax incentive refunds, we expect to increase our development budget. As noted, we have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations. Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.  Assuming the receipt of financing from the establishment of a new revolving credit facility, sales of equity or otherwise, we plan to further increase our capital budget in 2011 and 2012 in order to accelerate and expand our planned development operations.

Risk Management Activities – Commodity Derivative Instruments

Due to the volatility of oil and natural gas prices and requirements under our prior revolving credit agreement, historically we periodically entered into price-risk management transactions (e.g. swaps, and floors) for a portion of our oil and natural gas production.  In certain cases, this allowed us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  The commodity derivative instruments applied to only a portion of our production, and provided only partial price protection against declines in oil and natural gas prices, and partially limited our potential gains from future increases in prices.  None of these instruments were used for trading purposes.

During the first quarter of 2010, the administrative agent under our prior revolving credit agreement liquidated all of our commodity derivative instruments and applied the proceeds to indebtedness owed thereunder. Under the Amended Revolving Credit Agreement, we may not, without the consent of our lender, hedge more than 60% of our production. At March 31, 2011, we had no commodity derivative instruments in place.  We intend to evaluate and, based on such evaluation, market conditions and available terms, enter into commodity derivative instruments in the future in order to manage our exposure to commodity price risk.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2011.

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

As noted above, during the first quarter of 2010, all of our natural gas and oil derivative instruments were liquidated by the administrative agent under prior credit facilities and the proceeds applied to reduction of amounts owing under those credit facilities.  Under our Amended Revolving Credit Agreement, we may not, without the consent of the administrative agent for our lenders, hedge more than 60% of our production.  At March 31, 2011, we had no commodity derivative instruments in place.

Interest Rate Risk

We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 90 percent of our debt. At March 31, 2011, total debt included approximately $7.8 million of floating-rate debt. As a result, our annual interest cost in 2011 will fluctuate based on short-term interest rates on what is presently approximately ten percent of our total debt outstanding at March 31, 2011.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 5.

OTHER INFORMATION

In April 2011, the Company entered into a Warrant Termination Agreement with Wayzata Investment Partners, LLC.  Under the terms of the Warrant Termination Agreement, Wayzata agreed, subject to the Company’s repayment by July 14, 2011 of all amounts owing under the existing credit facilities with Wayzata, to the cancellation of warrants (the “Second Warrants”) to purchase up to 2,000,000 shares of common stock. The Second Warrants were issued by the Company in May 2010 pursuant to the terms of the Company’s Plan of Reorganization and amended credit facilities.

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

SARATOGA RESOURCES, INC.

Dated: May 9, 2011	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman and Chief Executive Officer

Dated: May 9, 2011	By:	/s/ Edward Hebert
Edward Hebert
Vice President – Finance