Form 10-Q
period 2011-06-30
SARATOGA RESOURCES INC /TX
filed 2011-08-11
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission File Number 001-35241

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of August 1, 2011, we had 25,577,713 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$20,408,232	$4,409,984
Accounts receivable	8,229,898	9,039,836
Prepaid expenses and other	2,166,498	888,717
Other current asset	300,000	300,000
Total current assets	31,104,628	14,638,537

Property and equipment:
Oil and gas properties - proved (successful efforts method)	178,091,970	170,870,775
Other	616,009	561,572
	178,707,979	171,432,347
Less: Accumulated depreciation, depletion and amortization	(45,965,607)	(37,597,980)
Total property and equipment, net	132,742,372	133,834,367

Other assets, net	3,953,499	2,870,379
Total assets	$167,800,499	$151,343,283

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$7,753,327	$4,655,874
Revenue and severance tax payable	4,622,755	5,071,508
Accrued liabilities	2,532,904	1,649,994
Short-term notes payable	1,421,429	285,298
Asset retirement obligation – current	356,623	332,863
Total current liabilities	16,687,038	11,995,537

Long-term liabilities:
Asset retirement obligation	11,492,795	11,653,212
Long-term debt – related party	736,632	605,428
Long-term debt,, net of unamortized discount of $2,691,620 and $4,140,662, respectively	132,649,252	131,200,209
Total long-term liabilities	144,878,679	143,458,849

Commitment and contingencies (see notes)

Stockholders' equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized 19,889,513 and 17,298,598 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	19,890	17,298
Additional paid-in capital	35,463,405	27,547,251
Retained deficit	(29,248,513)	(31,675,652)

Total stockholders' equity (deficit)	6,234,782	(4,111,103)

Total liabilities and stockholders' equity (deficit)	$167,800,499	$151,343,283

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Oil and gas revenues	$18,774,903	$12,887,341	$34,573,191	$25,143,118
Other revenues	2,281,301	795,414	3,430,051	1,230,671
Total revenues	21,056,204	13,682,755	38,003,242	26,373,789

Operating Expense:
Lease operating expense	4,158,980	3,375,909	8,245,135	7,036,934
Workover expense	1,397,404	879,351	1,955,135	1,763,874
Exploration expense	-	614,940	254,366	803,835
Depreciation, depletion and amortization	5,192,857	4,076,040	8,367,627	7,254,979
Accretion expense	424,422	425,211	848,844	850,423
General and administrative	1,937,304	3,176,914	3,900,288	4,525,735
Production and severance taxes	1,232,533	1,346,271	2,665,074	2,692,577
Total operating expenses	14,343,500	13,894,636	26,236,469	24,928,357

Operating income (loss)	6,712,704	(211,881)	11,766,773	1,445,432

Other income (expense):
Commodity derivative income (expense)	-	-	-	696,550
Loss on settlement of accounts payable	-	(990,786)	-	(990,786)
Interest income	172,020	19,651	199,586	26,590
Interest expense	(4,654,626)	(6,396,982)	(9,235,512)	(13,266,924)
Total other expense	(4,482,606)	(7,368,117)	(9,035,926)	(13,534,570)

Net income (loss) before reorganization expense and income taxes	2,230,098	(7,579,998)	2,730,847	(12,089,138)
Reorganization expense	138,982	539,752	248,994	1,864,446
Net income (loss) before income taxes	2,091,116	(8,119,750)	2,481,853	(13,953,584)
Income tax provision	22,214	243,623	54,714	243,623
Net income (loss)	$2,068,902	$(8,363,373)	$2,427,139	$(14,197,207)

Net income (loss) per share:
Basic	$0.11	$(0.49)	$0.13	$(0.84)
Diluted	$0.09	$(0.49)	$0.11	$(0.84)

Weighted average number of common shares outstanding:
Basic	19,145,269	16,939,914	18,238,913	16,815,792
Diluted	22,700,506	16,939,914	21,647,823	16,815,792

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,427,139	$(14,197,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	8,367,627	7,254,979
Accretion expense	848,844	850,423
Amortization of debt issuance costs	126,384	399,961
Amortization of debt discount	1,449,042	591,597
Commodity derivative income	-	(473,962)
Stock-based compensation	465,798	1,846,098
Loss on settlement of accounts payable	-	990,786
Plugging and abandonment settlements	(985,501)	-
Changes in operating assets and liabilities:
Accounts receivable	809,938	(510,090)
Prepaids and other	(1,277,781)	(625,566)
Accounts payable	(1,189,178)	(10,744,887)
Revenue and severance tax payable	(448,759)	(992,203)
Accrued liabilities	666,513	9,799,125
Net cash provided by (used in) operating activities	11,260,066	(5,810,946)

Cash flows from investing activities:
Additions to oil and gas property	(2,586,952)	(5,713,296)
Additions to other property and equipment	(54,437)	(93,429)
Other assets	(1,209,507)	(254,742)
Net cash used in investing activities	(3,850,896)	(6,061,467)

Cash flows from financing activities:
Proceeds from short-term notes payable	1,649,065	1,183,409
Repayments of short-term notes payable	(512,935)	(545,746)
Proceeds from line of credit	-	811,943
Repayment of debt borrowings	-	(5,500,000)
Proceeds from issuance of common stock	7,452,948	-
Proceeds from issuance of warrants	-	100
Settlement of commodity hedges recorded in purchase accounting	-	38,913
Net cash provided by (used in) financing activities	8,589,078	(4,011,381)

Net increase (decrease) in cash and cash equivalents	15,998,248	(15,883,794)
Cash and cash equivalents - beginning of period	4,409,984	21,575,483
Cash and cash equivalents - end of period	$20,408,232	$5,691,689

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$65,000	$359,638
Cash paid for interest	7,628,983	2,568,137

Non-cash investing and financing activities:
Accounts payable for oil and gas additions	$4,286,631	$522,163
Accrued liabilities for oil and gas additions	347,612	-
Accrued interest converted to long-term debt	-	26,712,978
Accrued interest converted to long-term debt – related party	131,205	-
Debt issuance cost from issuance of warrants	-	4,099,016

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

June 30, 2011

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $20.2 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Other Revenue

Other revenues consist principally of (i) a net profits interest attributable to operating the Breton Sound 31 field, for which we receive a percentage of profits, (ii) production handling fees from our Vermilion 16 field and (iii) during the 2011 period, refunds of severance taxes under a Louisiana incentive program for previously inactive wells.

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

In April 2011, the Company’s board of directors approved a stock option grant to purchase an aggregate of 30,000 shares of common stock to a non-executive employee.  The options are exercisable for a term of ten years at $2.75 per share and vest 1/3 on each of the first three anniversaries of the grant date.  The grant date value of the options was $82,500.  The options were valued using the Black-Sholes model with the following assumptions: 320% volatility; 5.2 year estimated life; zero dividends; 2.14% discount rate; and, quoted stock price and exercise price of $2.75.

The following table summarizes information about stock option activity and related information for the six months ended June 30, 2011 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,017,500	$2.24	$407,300
Granted	135,000	2.92	314,750
Exercised	(25,000)	0.36	-
Forfeited	-	-	-
Outstanding at June 30, 2011	1,127,500	$2.36	$3,255,250
Exercisable at June 30, 2011	530,000	$2.66	$1,371,375

The weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2011 is 7.7 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
Share-based compensation expense included in reported net income	$175,113	$1,695,498
Basic earnings per share effect of share-based compensation expense	$(0.01)	$(0.10)

The following table reflects share-based compensation recorded by the Company for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Share-based compensation expense included in reported net income	$465,798	$1,726,098
Basic earnings per share effect of share-based compensation expense	$(0.03)	$(0.10)

As of June 30, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was $0.3 million. The unrecognized expense is expected to be recognized over a weighted average period of 0.72 years.

NOTE 3 – EQUITY

Common Stock Activity

Pursuant to the terms of the Company’s plan of reorganization, in May 2010, the Company issued an aggregate of 483,310 shares of common stock pro rata among oil lien claim creditors, other secured creditors and unsecured creditors.  The Company recorded a loss on settlement of accounts payable in the income statement for $990,786 for the fair value of the common stock.

In January 2011, the Company received gross proceeds of $9,000 for 25,000 stock options exercised at $0.36 a share. The stock options were granted in March, 2009. In April 2011, the Company sold to U.S. and non-U.S. accredited investors, in a private placement, an aggregate of 2,481,316 shares of common stock and warrants to purchase 1,240,658 shares of common stock.  The shares and warrants were offered in units of two shares and one warrant at $6.00 per unit for aggregate gross proceeds of $7,443,948. Pursuant to the offering, the Company issued 84,600 shares of common stock and warrants to purchase 42,300 shares of common stock to a placement agent with respect to units sold to non-U.S. investors.

Warrant Activity

In April 2010, the Company sold to a service provider, for a purchase price of $100, a warrant to purchase 40,000 shares of the Company’s common stock.  The grant date value of the warrants was $120,000 and recorded as legal expense. The warrants are exercisable at $3.00 per share for a term of five years and are vested immediately. The warrants were valued using the Black-Sholes model with the following assumptions: $3.00 quoted stock price; $3.00 exercise price; 352% volatility; 5 year estimated life; zero dividends; 2.61% discount rate.

Pursuant to the terms of the Company’s plan of reorganization, in May 2010, the Company issued to Wayzata Investment Partners (“Wayzata”) a warrant (the “Second Warrants”) to purchase 2,000,000 shares of common stock.  The warrants vest as to 111,111 shares on exit from bankruptcy (May 14, 2010) and, thereafter, vest as to 111,111 shares per month until April 2012.  The fair value of the warrants is $4,099,016 and was recorded as a debt discount to long-term debt. The warrants are exercisable at $0.01 per share for a term of five years. The warrants were valued using the Black-Sholes model with the following assumptions: $2.05 quoted stock price; $0.01 exercise price; 326% volatility; 5 year estimated life; zero dividends; 3.12% discount rate.

In April 2011, the Company entered into a Warrant Termination Agreement with Wayzata.  Under the terms of the Warrant Termination Agreement, Wayzata agreed, subject to the Company’s repayment by July 14, 2011 of all amounts owing under the existing credit facilities with Wayzata, to the cancellation of Second Warrants to purchase up to 2,000,000 shares of common stock.  See Note 8 – “Subsequent Events.”

Pursuant to the April 2011 private placement of units of common stock and warrants, the Company issued warrants to purchase 1,240,658 shares of common stock.  The warrants are exercisable for two years to purchase shares of common stock at $5.00 per share.  In connection with the private placement, the company issued to a placement agent a warrant to purchase 42,300 shares of common stock on identical terms to the warrants sold in the private placement.

The following table summarizes information about stock warrant activity and related information for the six months ended June 30, 2011 is presented below:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,130,516	$0.07	$6,850,506
Granted	1,282,958	5.00	320,740
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2011	4,413,474	$1.50	$16,532,793
Exercisable at June 30, 2011	3,969,030	$1.67	$14,203,904

The weighted average remaining contract life of the warrants is 2.8 years.

NOTE 4 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended June 30,
	2011			2010
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$2,068,902	19,145,269	$0.11	$(8,363,373)	16,939,914	$(0.49)
Effective of Dilutive Securities:
Stock options and other		3,555,237			-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$2,068,902	22,700,506	$0.09	$(8,363,373)	16,939,914	$(0.49)

Potentially dilutive securities excluded from the 2010 computation of weighted average diluted shares of common stock, because the impact of these potentially dilutive securities were antidilutive, totaled 3,900,516 shares.

	For the Six Months Ended June 30,
	2011			2010
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$2,427,139	18,238,913	$0.13	$(14,197,207)	16,815,792	$(0.84)
Effective of Dilutive Securities:
Stock options and other		3,408,910			-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$2,427,139	21,647,823	$0.11	$(14,197,207)	16,815,792	$(0.84)

Potentially dilutive securities excluded from the 2010 computation of weighted average diluted shares of common stock, because the impact of these potentially dilutive securities were antidilutive, totaled 3,900,516 shares.

NOTE 5 – COMMODITY DERIVATIVE INSTRUMENTS

The Company periodically uses derivative instruments in connection with anticipated crude oil and natural gas sales to mitigate the variability of cash flows associated with commodity price fluctuations.  While the use of these derivative instruments limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements.

During the six months ended June 30, 2010, we recognized a realized gain of $261,501 due to pricing and a realized gain of $435,049 as a result of the liquidation of all of our derivative instruments by our secured lender.

As of June 30, 2011, the Company had no natural gas or crude oil derivative instruments outstanding and, during the three and six months ended June 30, 2011, the Company had no gain or loss from commodity derivative instruments.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

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

At June 30, 2011 and December 31, 2010, the amount of the escrow account totaled $2.8 million and $2.5 million, respectively and is shown as other assets on the Company’s balance sheet.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2010	$11,986,075
Accretion expense	848,844
Additions	-
Revisions	-
Settlements	(985,501)
Balance at June 30, 2011	$11,849,418

The company paid $1.0 million during the six months ended June 30, 2011 for plugging and abandonment costs.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become involved in litigation in the ordinary course of business. At June 30, 2011, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 8 – SUBSEQUENT EVENTS

Sale of Common Stock

In July 2011, the Company entered into Securities Purchase Agreements with multiple accredited investors for the private placement of, and the Company sold, 5,650,000 shares of the Company’s $0.001 par value common stock at a price of $5.00 per share. Net proceeds to the Company from the sale of the shares were approximately $27.3 million and, together with the proceeds from the sale of 2016 Notes (defined below), were used for general corporate purposes, including the repayment in full of the Company’s existing credit facilities with Wayzata.

In connection with the July 2011 private placement, 38,200 shares of common stock were issued to a placement agent with respect to shares sold to non-U.S. investors.

The securities were issued in reliance upon an exemption from registration afforded pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, as a transaction not involving a public offering of securities.  The securities were offered solely to a limited number of accredited investors without public solicitation and the securities issued in the offering are subject to resale restrictions, including the placement of restrictive legends on the certificates evidencing the shares.

Sale of 2016 Notes

In July 2011, the Company and the several wholly-owned subsidiaries of the Company (the “Guarantors”) entered into a Purchase Agreement (the “Purchase Agreement”) with Imperial Capital, LLC (the “Initial Purchaser”), relating to the issuance and sale of $127.5 million in aggregate principal amount of the Company’s 12.5% Senior Secured Notes due 2016 (the “2016 Notes”). The 2016 Notes were sold at 98.221% of par. The 2016 Notes were offered and sold in a transaction exempt from the registration requirements of the Securities Act. The 2016 Notes were resold to qualified institutional buyers in reliance on Rule 144A of the Securities Act and to persons outside of the U.S. pursuant to Regulation S.

The 2016 Notes were issued pursuant to an indenture, dated July 12, 2011 (the “Indenture”), among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The 2016 Notes are the senior secured obligations of the Company and are fully and unconditionally guaranteed on a senior secured basis by the Guarantors and will rank equally in right of payment with the Company’s and the Guarantors’ existing and future senior indebtedness.

The 2016 Notes mature on July 1, 2016, and interest is payable on the 2016 Notes on January 1 and July 1 of each year, commencing January 1, 2012.

The Indenture includes customary events of default and places restrictions on the Company and certain of its subsidiaries with respect to additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters.

The Company has the option to redeem all or a portion of the 2016 Notes at any time on or after January 1, 2014 at the redemption prices specified in the Indenture plus accrued and unpaid interest. The Company may also redeem the 2016 Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, plus accrued and unpaid interest, at any time prior to January 1, 2014. Within each twelve-month period commencing on July 12, 2012 and ending January 1, 2014, the Company may also redeem up to 10% of the aggregate principal amount of the 2016 Notes at a price equal to 106.25% of the principal amount thereof, plus accrued and unpaid interest.  In addition, the Company may redeem up to 35% of the 2016 Notes prior to January 1, 2014 under certain circumstances with the net cash proceeds from certain equity offerings and at a price equal to 112.5% of the principal amount thereof, plus accrued and unpaid interest.

Registration Rights Agreements

In connection with the issuance and sale of the 2016 Notes, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchaser. Pursuant to the Registration Rights Agreement, the Company and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission so that holders of the 2016 Notes can exchange the 2016 Notes for registered notes that have substantially identical terms as the 2016 Notes. In addition, the Company and the Guarantors have agreed to exchange the guarantee related to the 2016 Notes for a registered guarantee having substantially the same terms as the original guarantee. The Company and the Guarantors will use their reasonable best efforts to cause a registration statement with respect to this exchange to be filed within 90 days after the issuance of the 2016 Notes and declared effective under the Securities Act within 180 days after the issuance of the 2016 Notes. If the Company fails to comply with its obligations to register the 2016 Notes within the specified time periods or to continue to maintain the effectiveness of the registration (a “Registration Default”), the interest rate on the 2016 Notes will be increased by 0.25% for each 90 days that such Registration Default continues, provided that the increase in interest rate shall in no event exceed an aggregate of 1.0% and provided, further, that upon cure of any such Registration Default the interest rate on the 2016 Notes will be reduced to its original rate.

In connection with the July 2011 issuance and sale of shares, the Company entered into a registration rights agreement (the “Equity Registration Rights Agreement”) with the purchasers of the shares.  Pursuant to the Equity Registration Rights Agreement, the holders of a majority of the shares will have a demand registration right pursuant to which the Company may be required to file with the Securities and Exchange Commission one or more registration statements covering the resale of the shares.  Additionally, the Equity Registration Rights Agreement provides “piggyback” registration rights to the holders of the shares pursuant to which the holders are entitled to notice of the filing of certain registration statements by the Company and inclusion of some or all of the shares in any such registration statements.

Retirement of Wayzata Debt and Cancellation of Second Warrant

In July 2011, the Company repaid in full all of its outstanding indebtedness to Wayzata with a portion of the proceeds from the July 2011 sale of 2016 Notes and shares. Further, the Second Warrant to purchase 2,000,000 shares issued to Wayzata, dated May 14, 2010, was cancelled in connection with the repayment of the indebtedness to Wayzata.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the six months ended June 30, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

At June 30, 2011, we operated or had interests in 78 producing wells and our principal properties covered approximately 33,869 gross acres (31,125 net), substantially all of which were held by production without near-term lease expirations, across 12 fields in the transitional coastline and protected in-bay environment on parish and state leases in south Louisiana. We own working interests in our properties ranging from 25% to 100%, with our average working interest on a net acreage leasehold basis being approximately 92%. Our net revenue interests in our properties range from 19% to 88%, with our average net revenue interest on a net acreage leasehold basis being approximately 72%. We operate over 90% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

2011 Developments

Drilling and Development Activities

From early 2009, and continuing following our May 2010 exit from bankruptcy, through the end of the first quarter 2011, we pursued development activities at a curtailed pace supported by our operating cash flow and cash on hand.  With our receipt of equity funding (discussed below) in April 2011, improved profitability and the receipt of approximately $2.6 million of one-time payments for severance tax refunds and an insurance settlement, we significantly expanded our capital budget from the approximately $17.0 million we spent in 2009 and 2010 to approximately $57.0 million over the twelve month period commencing April 1, 2011.

Supplemented by our increased liquidity and capital budget, we accelerated the pace of our development program beginning in April 2011. During the six months ended June 30, 2011, we invested $9.2 million in our development program and infrastructure projects, including carrying out six recompletions and one workover with a second workover commenced during the period, installing a replacement compressor at Main Pass Field to support higher production from wells supported by that facility through increased compression for gas lift, pressure testing an 8-mile HP pipeline to re-direct production from certain wells and commencing expansion of our Breton Sound 32 facility with increased compression. We also commenced the permitting process for development drilling the Vermilion 16 field.

For the six months ended June 30, 2011, we had approximately 78 gross (72 net) wells in production.

At June 30, 2011, a workover rig was on location completing the last recompletion of a four well recompletion plan in Grand Bay field.

Subsequent to June 30, 2011, we took delivery of a rig to drill our Catina well in Breton Sound 51. The well spudded in July 2011 with drilling and completion operations anticipated to be completed before the end of August 2011. Production will be directed back to our Main Pass 46 facility. We then expect to drill our Rio Grande prospect, which will be a similar well in terms of time and cost to Catina. Later in 2011 we plan to drill North Tiger at Breton Sound 18 Field, MP47 QQ #15 Updip and the 3763 #16 well at Vermilion 16 Field.

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

In April 2011, our board of directors approved a stock option grant to purchase an aggregate of 30,000 shares of common stock to a non-executive employee.  The options are exercisable for a term of ten years at $2.75 per share and vest 1/3 on each of the first three anniversaries of the grant date.

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

In July 2011, we sold to U.S. and non-U.S. accredited investors, in a private placement, an aggregate of 5,650,000 shares of common stock at a price of $5.00 per share. Net proceeds from the sale of the shares were approximately $27.3 million.   Pursuant to the offering, we issued 38,200 shares of common stock to a placement agent with respect to units sold to non-U.S. investors.

Sale of 2016 Notes

In July 2011, we and our subsidiaries (the “Guarantors”) entered into a Purchase Agreement with Imperial Capital, LLC, relating to the issuance and sale of $127.5 million in aggregate principal amount of our 12.5% Senior Secured Notes due 2016 (the “2016 Notes”). The 2016 Notes were sold at 98.221% of par. The 2016 Notes were offered and sold in a transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) and were resold to qualified institutional buyers in reliance on Rule 144A of the Securities Act and to persons outside of the U.S. pursuant to Regulation S.

The 2016 Notes are our senior secured obligations and are fully and unconditionally guaranteed on a senior secured basis by the Guarantors and will rank equally in right of payment with our and the Guarantors’ existing and future senior indebtedness.

The 2016 Notes mature on July 1, 2016, and interest is payable on the 2016 Notes on January 1 and July 1 of each year, commencing January 1, 2012.

The indenture (the “Indenture”) pursuant to which the 2016 Notes were issued includes customary events of default and places restrictions on the Company and certain of its subsidiaries with respect to additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters.

We have the option to redeem all or a portion of the 2016 Notes at any time on or after January 1, 2014 at the redemption prices specified in the Indenture plus accrued and unpaid interest. We may also redeem the 2016 Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, plus accrued and unpaid interest, at any time prior to January 1, 2014. Within each twelve-month period commencing on July 12, 2012 and ending January 1, 2014, we may also redeem up to 10% of the aggregate principal amount of the 2016 Notes at a price equal to 106.25% of the principal amount thereof, plus accrued and unpaid interest.  In addition, we may redeem up to 35% of the 2016 Notes prior to January 1, 2014 under certain circumstances with the net cash proceeds from certain equity offerings and at a price equal to 112.5% of the principal amount thereof, plus accrued and unpaid interest.

Registration Rights Agreements

In connection with the issuance and sale of the 2016 Notes, we and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with Imperial Capital. Pursuant to the Registration Rights Agreement, we and the Guarantors have agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) so that holders of the 2016 Notes can exchange the 2016 Notes for registered notes that have substantially identical terms as the 2016 Notes. In addition, we and the Guarantors have agreed to exchange the guarantee related to the 2016 Notes for a registered guarantee having substantially the same terms as the original guarantee. We and the Guarantors will use their reasonable best efforts to cause a registration statement with respect to this exchange to be filed within 90 days after the issuance of the 2016 Notes and declared effective under the Securities Act within 180 days after the issuance of the 2016 Notes.  If we fail to comply with our obligations to register the 2016 Notes within the specified time periods or to continue to maintain the effectiveness of the registration (a “Registration Default”), the interest rate on the 2016 Notes will be increased by 0.25% for each 90 days that such Registration Default continues, provided that the increase in interest rate shall in no event exceed an aggregate of 1.0% and provided, further, that upon cure of any such Registration Default the interest rate on the 2016 Notes will be reduced to its original rate.

In connection with the July 2011 issuance and sale of shares, we entered into a registration rights agreement (the “Equity Registration Rights Agreement”) with the purchasers of the shares.  Pursuant to the Equity Registration Rights Agreement, the holders of a majority of the shares will have a demand registration right pursuant to which we may be required to file with the SEC one or more registration statements covering the resale of the shares.  Additionally, the Equity Registration Rights Agreement provides “piggyback” registration rights to the holders of the shares pursuant to which the holders are entitled to notice of the filing of certain registration statements and inclusion of some or all of the shares in any such registration statements.

Retirement of Wayzata Debt and Cancellation of Second Warrant

In July 2011, we repaid in full all of our outstanding indebtedness to Wayzata Investment Partners (“Wayzata”) with a portion of the proceeds from the July 2011 sale of 2016 Notes and shares. Further, the Second Warrant to purchase 2,000,000 shares issued to Wayzata, dated May 14, 2010, was cancelled in connection with the repayment of the indebtedness to Wayzata.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended June 30, 2011 increased by 46% to $18,774,903 from $12,887,341 in the 2010 quarter. For the six month period ended June 30, 2011, oil and gas revenue increased 38% to $34,573,191 from $25,143,118 in the 2010 period.

The increase in revenue was attributable to a 35% increase in average hydrocarbon prices realized and a 2% increase in production volumes during the six months ended June 30, 2011 as compared to the 2010 period. The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes and average sales prices for the quarter and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Oil	$16,821,829	$10,773,012	$30,850,170	$20,731,257
Gas	1,953,074	2,114,329	3,723,021	4,411,861
Total oil and gas revenues	$18,774,903	$12,887,341	$34,573,191	$25,143,118

Production
Oil (Bbls)	146,110	136,809	284,834	262,707
Gas (Mcf)	424,819	477,428	825,750	906,741
Total production (Boe)	216,913	216,380	422,459	413,830

Average sales price
Oil (per Bbl)	$115.13	$78,74	$108.31	$78.91
Gas (per Mcf)	4.60	4.43	4.51	4.87
Total average sales price (per Boe)	$86.55	$59.56	$81.84	$60.76

The increase in production during the 2011 quarter and six month periods was attributable to our recompletion and workover program and efforts during the 2011 periods to address deferred maintenance and third party facilities capacity limitations that resulted in the resumption of production, or increase in production.

The increase in average prices realized from the sale of oil and gas reflected the recovery and stabilization of oil and natural gas prices following the sharp worldwide economic decline that began during the second half of 2008 and a sharp rise in global commodity prices, in particular crude oil prices, beginning in late 2010 and accelerating during the first quarter of 2011. Additionally, our increase in average prices realized reflects a premium to prevailing WTI prices as a result of the quality of our oil production. At June 30, 2011, we were fully unhedged and, during the 2011 period, benefited from rising oil prices and premiums to prevailing WTI prices.

Other Revenues

Other revenues consist principally of (i) a net profits interest attributable to operating the Breton Sound 31 field, for which we receive a percentage of profits, (ii) production handling fees from our Vermilion 16 field and (iii) during the 2011 six month period, refunds of severance taxes under a Louisiana incentive program relating to previously inactive wells. Other revenue for the quarter ended June 30, 2011 increased to $2,281,301 from $795,414 in the 2010 quarter.  For the six months ended June 30, 2011, other revenue increased to $3,430,051 from $1,230,671 in the 2010 six month period.  The increase in other revenue for the quarter and six month period was attributable to severance tax refunds of $1.9 million and $2.5 million, respectively.

Operating Expenses

Operating expenses increased by 3% to $14,343,500 for the quarter ended June 30, 2011 from $13,894,636 in the 2010 quarter. For the six month period ended June 30, 2011, operating expenses increased by 5% to $26,236,469 from $24,928,357 in the 2010 six month period. The following table sets forth the components of operating expenses for the 2011 and 2010 quarter and six month periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Lease operating expense	$4,158,980	$3,375,909	$8,245,135	$7,036,934
Workover expense	1,397,404	879,351	1,955,135	1,763,874
Exploration expense	-	614,940	254,366	803,835
Depreciation, depletion and amortization	5,192,857	4,076,040	8,367,627	7,254,979
Accretion expense	424,422	425,211	848,844	850,423
General and administrative expenses	1,937,304	3,176,914	3,900,288	4,525,735
Severance taxes	1,232,533	1,346,271	2,665,074	2,692,577
	$14,343,500	$13,894,636	$26,236,469	$24,928,357

As more fully described below, the change in operating expenses was primarily attributable to increased lease operating expense, workover expense and depreciation, depletion and amortization expense, partially offset by decreased general and administrative expense and exploration expense.

Lease Operating Expenses

Lease operating expenses for the quarter ended June 30, 2011 increased to $4,158,980, or $19.17 per Boe, from $3,375,909, or $15.60 per Boe, in the 2010 quarter.  For the six months ended June 30, 2011, lease operating expenses increased to $8,245,135, or $19.52 per Boe, from $7,036,934, or $17.00 per Boe, in the 2010 period.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. The increases in operating expenses during the 2011 quarter and six month period were primarily attributable to an increase in operating expenses on third party operated properties and increases in transportation expenses, and delay rentals.

Workover Expense

Workover expense for the quarter ended June 30, 2011 increased to $1,397,404 from $879,351 in the 2010 quarter.  For the six months ended June 30, 2011, workover expense increased to $1,955,135 from $1,763,874 in the 2010 period. The change in workover expense was attributable to one workover completed and one workover that was being completed during the six months ended June 2011.

Exploration Expense

Exploration expense for the quarter ended June 30, 2011 decreased to $0 from $614,940 in the 2010 quarter.  For the six months ended June 30, 2011, exploration expense decreased to $254,366 from $803,835 in the 2010 period. The change in exploration expense was attributable to the completion of our full field study program during early 2011 and the 2010 purchase of a seismic data license.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the quarter ended June 30, 2011 increased to $5,192,857 from $4,076,040 in the 2010 quarter. For the six months ended June 30, 2010, depreciation, depletion and amortization increased to $8,367,627 from $7,254,979 in the 2010 six month period. Changes in DD&A were attributed to added capital expenditures. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

Accretion expense

Accretion expense relating to our asset retirement obligations remained flat, decreasing to $424,422 for the quarter ended June 30, 2011 from $425,211 in 2010 quarter and decreasing to $848,844 for the six months ended June 30, 2011 from $850,423 in the 2010 six month period.

General and Administrative Expenses and Other

General and administrative expense for the quarter ended June 30, 2011 decreased to $1,937,304 from $3,176,914 in the 2010 quarter. For the six months ended June 30, 2011, general administrative expense decreased to $3,900,288 from $4,525,735 in the 2010 six month period. The change in general and administrative expense for the quarter and six month period was attributable to a decrease in stock-based compensation of $1,640,385 and $1,380,300 during the quarter and six month periods, partially offset by increases in salaries.  The change in stock-based compensation was attributable to one-time stock option grants during 2010 in connection with our exit from bankruptcy.

Severance Taxes

Severance taxes for the quarter ended June 30, 2011 decreased to $1,232,533 from $1,346,271 in the 2010 quarter. For the six months ended June 30, 2011, severance taxes decreased to $2,665,074 from $2,692,577 in the 2010 six month period. The change in severance taxes for the quarter and six month period was attributable to decreased severance tax rates for our natural gas production that began in July 2010.  The rates decreased from $0.33 per Mcf to $0.16 per Mcf.  In addition, we started recording a reduced rate for inactive wells for our oil and gas production beginning in 2011.

Other Income (Expense), Net

Net other expense totaled $4,482,606 for the quarter ended June 30, 2011 and $7,368,117 of expenses for the 2010 quarter.  For the six months ended June 30, 2010, net other expense totaled $9,035,926 as compared to $13,534,570 in the 2010 six month period. The following table sets forth the components of net other income (expenses) for the 2011 and 2010 quarter and six month periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Commodity derivative income (expense)	$-	$-	$-	$696,550
Loss on settlement of accounts payable	-	(990,786)	-	(990,786)
Interest income	172,020	19,651	199,586	26,590
Interest expense	(4,654,626)	(6,396,982)	(9,235,512)	(13,266,924)
	$(4,482,606)	$(7,368,117)	$(9,035,926)	$(13,534,570)

As more fully described below, the changes in other income (expense), net, was principally attributable to the liquidation of our commodity derivates during the 2010 first quarter, resulting in a gain for the six months ended June 30, 2010 compared to no income or expense from commodity derivatives during the 2011 quarter or six month period, a loss on settlement of accounts payable during the quarter ended June 2010, and a decrease in interest expense reflecting a lower interest rate on borrowed funds.

Commodity Derivative Income (Expense)

Commodity derivative income decreased to $0 during the 2011 six month period from $696,550 during the 2010 six month period. The commodity derivative income recognized during the 2010 period related to the liquidation of our commodity derivatives first quarter of 2010. We had no commodity derivative activities during the 2011 quarter or six month period.

Loss on Settlement of Accounts Payable

Loss on settlement of accounts payable reflects the fair value of the common stock issued, on a one-time basis, to our vendors during the quarter and six months ended June 30, 2010 as part of the settlement terms in our plan of reorganization.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under our term credit agreement and revolving credit agreement, partially offset by interest earned on cash balances held. Net interest expense decreased to $4,482,606 in the quarter ended June 30, 2011 from $6,377,331 in the 2010 quarter and, for the six months ended June 30, 2011, decreased to $9,035,926 from $13,240,334 in the 2010 six month period.  The decrease in net interest expense was attributable to a decrease in our stated interest rate on our Amended and Restated Term Credit Agreement from 20% to 11.25% and, to a lesser extent, an increase in interest income resulting from an increase in our cash balances, partially offset by higher borrowings.

Reorganization Expenses

Reorganization expenses reflect payments to professionals and other fees incurred in connection with our Chapter 11 case. Reorganization expenses decreased to $138,982 during the quarter ended June 30, 2011 from $539,752 in the 2010 quarter. For the six months ended June 30, 2011, reorganization expense decreased to $248,994 from $1,864,446 in the 2010 six month period. The decrease in reorganization expenses was attributable to our exit from bankruptcy in May 2010.

Income Tax Expense (Benefit)

For the quarter ended June 30, 2011, we recorded an income tax expense of $22,214 compared to income tax expense of $243,623 in the 2010 quarter. For the six months ended June 30, 2011, we recorded an income tax expense of $54,714 compared to income tax expense of $243,623 in the 2010 six month period.  For the quarter and six months ended 2011, we had a deferred tax asset and a 100% valuation allowance for federal income tax provision (benefit); therefore, we recorded no tax benefit for federal tax provision (benefit) for the current quarter and six month period.  Our income tax expense for the 2010 and 2011 periods was related to Louisiana state franchise taxes.

The effective tax rate for the 2011 and 2010 six month periods were 2.2% and 0%, respectively.  Our effective tax rates were different than our federal statutory tax rate due to Louisiana state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

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

Since exit from bankruptcy, under the terms of our Modified Third Amended Plan of Reorganization (the “Plan of Reorganization”), we made principal and interest payments to our creditors of approximately $17.3 million on exit from bankruptcy, $2.3 million during the balance of 2010, and $2.0 million during the first six months of 2011 and will pay approximately $0.4 million of principal and interest to such creditors over the balance of 2011.

We have developed a layered multi-faceted development and maintenance program designed to achieve short-, mid- and long-term objectives. Short-term, our focus is on restoration of shut-in and curtailed production through investments in infrastructure and deferred maintenance and recompletions, workovers and thru-tubing plugbacks each designed to increase or restore production volumes during 2011 from wells producing below capacity and an inventory of 63 proved developed nonproducing opportunities. Mid-term, following or in conjunction with execution of short-term opportunities, our focus is on the development of an inventory of 5 proved undeveloped opportunities targeting normally pressured oil and gas.  Long-term, following or in conjunction with the execution of our short- and mid-term opportunities, our focus is on continuing development of our reserves and exploratory drilling of deep shelf opportunities.

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

Further, during July 2011, we received $27.3 million of net proceeds from the sale of common stock and $120.9 million of net proceeds from the sale of our 2016 Notes.

We believe that our cash flows from operations and cash on hand, including funds received from our equity and note offerings, one time payments and improved profitability, are sufficient to support our liquidity needs for the next twelve months, including funding all of our short-term objectives targeted for completion in 2011, including investments in planned infrastructure and deferred maintenance, recompletions, workovers and through-tubing plugbacks.  We believe that our cash flows from operations and cash on hand will also be sufficient to pursue our 2011 mid-term objectives relating to development of proved undeveloped opportunities.  Our development of proved undeveloped opportunities is scalable.  Depending upon the results of our short-term development initiatives, initial development efforts relating to our proved undeveloped opportunities and any further capital efforts, we may accelerate our planned development of proved undeveloped opportunities or otherwise adjust the nature or rate of our development program.  Pursuit of our long-term plans for exploratory drilling of deep shelf prospects is expected to require funding in excess of our current resources and projected operating cash flow.  At June 30, 2011, we were in active discussions with potential funding sources and drilling partners with a view to securing funding commitments to conduct initial exploratory drilling operations on our deep shelf prospects.  We currently have no commitments to provide funding to support our exploratory drilling plans and there is no assurance that funding to pursue such opportunities will be available on satisfactory terms or at all.  Unexpected declines in commodity prices or production levels, or failures in achieving production increases through short- and mid-term development plans, could result in our inability to support our operations and drilling and development plans.

In order to further supplement our liquidity and increase our operating flexibility, we intend to enter into a new revolving credit facility.  To that end, we entered into discussions with a potential lender in connection with our July 2011 offerings of 2016 Notes and equity and entered into a commitment letter relating to the establishment of a revolving credit facility in an amount up to $35 million subject to a borrowing base and other conditions commonly associated with such facilities.  We continue to pursue efforts in that regard to finalize the terms and enter into a definitive agreement to provide a revolving credit facility but, as of this writing, have not yet established such a facility and there can be no assurance that we will be successful in establishing a revolving credit facility on terms that we consider to be favorable or at all.

Cash, Cash Flows and Working Capital

We had a cash balance of $20.4 million and working capital of $14.4 million at June 30, 2011 as compared to a cash balance of $4.4 million and working capital of $2.6 million at December 31, 2010.   The increase in cash on hand and working capital is primarily attributable to the receipt of $7.4 million of proceeds from our April 2011 placement of common stock and warrants, receipt of one time payments of $2.6 million from an insurance settlement and from severance tax refunds and improved profitability associated with improved commodity prices partially offset by payments to creditors as provided for in our plan of reorganization. As noted above, our cash and working capital positions were further supplemented in July 2011 by the receipt of $27.3 million from our private placement of common stock.

Operations provided cash flow of $11.3 million for the six months ended June 30, 2011 as compared to cash used in operations of $5.8 million for the six months ended June 30, 2010. The change in operating cash flows during 2011 was principally attributable to increased revenues during the six months ended June 2011 and decreased payments related to the bankruptcy.  During the six months ended June 2010, we paid approximately $10.7 million to creditors from cash flows from operating activities on our exit from bankruptcy.

Investing activities used cash totaling $3.9 million during the six months ended June 30, 2011 as compared to cash used in investing of $6.1 million during the six months ended June 30, 2010.  The decrease in cash used in investing activities during 2011 was attributable to increased accounts payables and accrued liabilities related to development activity on our oil and gas properties at the end of June 2011.  Including the cash invested, balances in accounts payable and accrued liabilities, we incurred $7.2 million and $6.2 million for oil and gas development activities for the six months ended June 2011 and 2010, respectfully.

Financing activities provided cash flows of $8.6 million during the six months ended June 30, 2011 as compared to cash used in financing activities of $4.0 million during six months ended June 30, 2010.  Cash flows provided by financing activities during the 2011 period related to short-term notes payable issued for insurance premiums and funds received from our April 2011 private placement of common stock and warrants, all partially offset by payments for insurance premiums. During the six months ended June 2010, we paid $5.5 million toward reduction of the principal balance outstanding under our revolving credit facility.

Debt and Non-Current Liabilities

At June 30, 2011, we had $133.4 million of indebtedness outstanding (reflecting a $2.7 million debt discount), consisting of $127.5 million under our Amended and Restated Term Credit Agreement with Wayzata (excluding $2.7 million debt discount), $7.8 million under our Amended Revolving Credit Agreement with Wayzata, and $0.7 million owing to officers.

Letters of credit totaling approximately $10.2 million were outstanding at June 30, 2011.

As noted, in July 2011, we issued our 2016 Notes and retired all obligations owing to Wayzata and all outstanding letter of credit obligations.

The principal terms of our debt and non-current liabilities at June 30, 2011, and giving effect to the sale of the 2016 Notes and retirement of the Wayzata debt, were as follows:

2016 Notes.  In July 2011, we issued $127.5 million in face amount of our 12.5% Senior Secured Notes due 2016.  The 2016 Notes are our senior secured obligations and are fully and unconditionally guaranteed on a senior secured basis by the Guarantors and will rank equally in right of payment with our and the Guarantors’ existing and future senior indebtedness. The 2016 Notes mature on July 1, 2016, and interest is payable on the 2016 Notes on January 1 and July 1 of each year, commencing January 1, 2012.

We have the option to redeem all or a portion of the 2016 Notes at any time on or after January 1, 2014 at the redemption prices specified in the Indenture pursuant to which the 2016 Notes were issued plus accrued and unpaid interest. We may also redeem the 2016 Notes, in whole or in part, at a “make-whole” redemption price specified in the Indenture, plus accrued and unpaid interest, at any time prior to January 1, 2014. Within each twelve-month period commencing on July 12, 2012 and ending January 1, 2014, we may also redeem up to 10% of the aggregate principal amount of the 2016 Notes at a price equal to 106.25% of the principal amount thereof, plus accrued and unpaid interest.  In addition, we may redeem up to 35% of the 2016 Notes prior to January 1, 2014 under certain circumstances with the net cash proceeds from certain equity offerings and at a price equal to 112.5% of the principal amount thereof, plus accrued and unpaid interest.

Officer Notes.  Pursuant to our Plan of Reorganization, notes payable to our Chief Executive Officer and to our President, in the aggregate amount of $0.7 million will bear compound interest at 10% per annum and are due and payable in full, with interest, in September 2013. Repayment of the officer notes is conditioned upon prior satisfaction of all claims under the Plan of Reorganization.

State Lessor Audit Royalty Liability.  Pursuant to the Plan of Reorganization, we are obligated to pay amounts owing with respect to a state lessor royalty audit. The total royalty audit liability of $1.3 million (includes $0.4 million in penalties) is payable over 24 equal monthly installments of $71,235 commencing February 2010.  At June 30, 2011, $0.9 million (includes $0.4 million in penalties) remained due and owing with respect to the state lessor royalty audit.

Capital Expenditures and Commitments

Our capital spending for the six months ended June 30, 2011 was $9.2 million relating primarily to development of our oil and gas properties, including completion of six recompletions and one workover, commencement of a second workover and investments in multiple infrastructure projects.

As a result of improvements in our operating performance and the receipt of $7.4 million from our April 2011 equity offering and receipt of $2.6 million of one-time payments, we accelerated our development plan beginning in April 2011 and increased our capital expenditure budget to approximately $57.0 million for the twelve month period commencing April 1, 2011, including the targeted drilling of nine developmental wells and undertaking of 25 recompletions and/or thru-tubing plugbacks.

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

During the first quarter of 2010, the administrative agent under our prior revolving credit agreement liquidated all of our commodity derivative instruments and applied the proceeds to indebtedness owed thereunder. At June 30, 2011, we had no commodity derivative instruments in place.  We intend to evaluate and, based on such evaluation, market conditions and available terms, enter into commodity derivative instruments in the future in order to manage our exposure to commodity price risk and expect that any future revolving credit facility we may enter into will require that we a portion of our future production.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2011.

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

As noted above, during the first quarter of 2010, all of our natural gas and oil derivative instruments were liquidated by the administrative agent under prior credit facilities and the proceeds applied to reduction of amounts owing under those credit facilities.   At June 30, 2011, we had no commodity derivative instruments in place.

Interest Rate Risk

With the July 2011 retirement of our Revolving Credit Agreement with Wayzata, all of our debt has a fixed interest rate and we are not presently exposed to interest rate risk.  In the event that we establish a new revolving credit facility we expect that such facility will provide for interest at a floating rate and that borrowing under such facility will expose us to risk of changing interest rates.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6

EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

SARATOGA RESOURCES, INC.
Date: August 11, 2011
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Edward Hebert
Edward Hebert
Vice President – Finance