Form 10-Q
period 2011-09-30
SARATOGA RESOURCES INC /TX
filed 2011-11-08
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of November 1, 2011, we had 26,381,477 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$13,343,015	$4,409,984
Accounts receivable	9,444,812	9,039,836
Prepaid expenses and other	1,565,135	888,717
Other current asset	300,000	300,000
Total current assets	24,652,962	14,638,537

Property and equipment:
Oil and gas properties - proved (successful efforts method)	193,775,970	170,870,775
Other	645,275	561,572
	194,421,245	171,432,347
Less: Accumulated depreciation, depletion and amortization	(49,975,069)	(37,597,980)
Total property and equipment, net	144,446,176	133,834,367

Other assets, net	19,587,902	2,870,379
Total assets	$188,687,040	$151,343,283

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$8,868,214	$4,655,874
Revenue and severance tax payable	4,252,785	5,071,508
Accrued liabilities	5,941,604	1,649,994
Short-term notes payable	871,739	285,298
Asset retirement obligation – current	312,257	332,863
Total current liabilities	20,246,599	11,995,537

Long-term liabilities:
Asset retirement obligation	12,171,456	11,653,212
Long-term debt – related party	736,633	605,428
Long-term debt, net of unamortized discount of $2,198,315 and $4,140,662, respectively	125,301,685	131,200,209
Total long-term liabilities	138,209,774	143,458,849

Commitment and contingencies (see notes)

Stockholders' equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized; 26,381,477 and 17,298,598 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	26,382	17,298
Additional paid-in capital	52,516,181	27,547,251
Retained deficit	(22,311,896)	(31,675,652)

Total stockholders' equity (deficit)	30,230,667	(4,111,103)

Total liabilities and stockholders' equity (deficit)	$188,687,040	$151,343,283

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Oil and gas revenues	$18,885,950	$13,183,479	$53,459,141	$38,326,597
Other revenues	938,385	494,931	4,368,436	1,725,602
Total revenues	19,824,335	13,678,410	57,827,577	40,052,199

Operating Expense:
Lease operating expense	4,757,333	3,303,256	13,002,468	10,340,190
Workover expense	32,549	267,487	1,222,985	2,031,361
Exploration expense	3,787,941	460,964	4,042,307	1,264,799
Depreciation, depletion and amortization	4,009,462	4,545,089	12,377,089	11,800,068
Accretion expense	399,634	425,211	1,248,478	1,275,634
General and administrative	2,616,072	2,062,906	6,516,360	6,588,641
Production and severance taxes	1,431,567	1,316,166	4,096,641	4,008,743
Total operating expenses	17,034,558	12,381,079	42,506,328	37,309,436

Operating income (loss)	2,789,777	1,297,331	15,321,249	2,742,763

Other income (expense):
Commodity derivative income (expense)	-	-	-	696,550
Loss on settlement of accounts payable	-	-	-	(990,786)
Interest income	37,492	10,443	237,078	37,033
Interest expense	(4,384,499)	(4,579,839)	(13,620,011)	(17,846,763)
Gain on extinguishment of debt	7,708,486	-	7,708,486	-
Total other income (expense)	3,361,479	(4,569,396)	(5,674,447)	(18,103,966)

Net income (loss) before reorganization expense and income taxes	6,151,256	(3,272,065)	9,646,802	(15,361,203)
Reorganization expense	125,420	184,959	374,414	2,049,405
Net income (loss) before income taxes	6,025,836	(3,457,024)	9,272,388	(17,410,608)
Income tax provision (benefit)	(146,082)	66,743	(91,368)	310,366
Net income (loss)	$6,171,918	$(3,523,767)	$9,363,756	$(17,720,974)

Net income (loss) per share:
Basic	$0.25	$(0.21)	$0.46	$(1.05)
Diluted	$0.24	$(0.21)	$0.44	$(1.05)

Weighted average number of common shares outstanding:
Basic	24,852,001	17,173,601	20,467,500	16,936,373
Diluted	25,796,280	17,173,601	21,152,120	16,936,373

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$9,363,756	$(17,720,974)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	12,377,089	11,800,068
Accretion expense	1,248,478	1,275,634
Amortization of debt issuance costs	313,983	463,153
Amortization of debt discount	1,618,929	1,266,803
Commodity derivative income	-	(473,962)
Stock-based compensation	793,295	2,122,917
Loss on settlement of accounts payable	-	990,786
Gain on extinguishment of debt	(7,708,486)	-
Changes in operating assets and liabilities:
Accounts receivable	(404,976)	(89,133)
Prepaids and other	(676,418)	(408,728)
Accounts payable	(768,985)	(11,237,738)
Revenue and severance tax payable	(818,723)	(707,502)
Payments made to settle asset retirement obligations	(750,840)	-
Accrued liabilities	3,748,868	9,182,247
Net cash provided by (used in) operating activities	18,335,970	(3,536,429)

Cash flows from investing activities:
Additions to oil and gas property	(17,367,606)	(8,092,384)
Abandonment costs	-	(135,920)
Additions to other property and equipment	(83,703)	(8,500)
Other assets	(556,769)	(360,815)
Net cash used in investing activities	(18,008,078)	(8,597,619)

Cash flows from financing activities:
Proceeds from short-term notes payable	1,649,066	1,183,409
Repayments of short-term notes payable	(1,062,625)	(884,419)
Proceeds from line of credit	-	811,943
Debt issuance costs of long-term debt	(6,517,796)	-
Repayment of debt borrowings	(268,224)	(5,500,000)
Proceeds from issuance of common stock	14,804,718	-
Proceeds from issuance of warrants	-	100
Settlement of commodity hedges recorded in purchase accounting	-	38,913
Net cash provided by (used in) financing activities	8,605,139	(4,350,054)

Net increase (decrease) in cash and cash equivalents	8,933,031	(16,484,102)
Cash and cash equivalents - beginning of period	4,409,984	21,575,483
Cash and cash equivalents - end of period	$13,343,015	$5,091,381

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$97,500	$903,852
Cash paid for interest	8,144,276	6,590,890

Non-cash investing and financing activities:
Accounts payable for oil and gas additions	$4,981,325	$1,291,783
Accrued liabilities for oil and gas additions	556,264	-
Accrued interest converted to long-term debt	-	26,712,978
Accrued interest converted to long-term debt – related party	131,205	-
Debt issuance cost from issuance of warrants	-	4,099,016
Non-cash refinance of long-term debt:
Repayment of debt borrowing	$145,231,776	$-
Proceeds from issuance of long-term debt	125,231,775	-
Proceeds from issuance of common stock	20,000,000	-

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

September 30, 2011

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

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statements balances have been made to conform to current reporting practices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $13.4 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Other Revenue

Other revenues consist principally of (i) a net profits interest attributable to operating the Breton Sound 31 field, for which we receive a percentage of profits, (ii) production handling fees from our Vermilion 16 field and (iii) during the 2011 period, refunds of severance taxes under a Louisiana incentive program for previously inactive wells.

NOTE 2 – OTHER ASSETS

Other assets consists of the following:

	September 30,	December 31,
	2011	2010
Site specific trust accounts – P&A escrow	$3,060,117	$2,533,348
Debt issuance cost, net	6,338,657	337,031
Restricted cash – P&A bond	10,159,128	-
Bond	30,000	-
	$19,587,902	$2,870,379

Site Specific Trust Accounts – P&A Escrow

The Company maintains an escrow agreement that has been established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed in the acquisition of oil and gas properties in certain fields.  Changes in the escrow accounts reflect additional contributions during 2011.  See Note 7 – Asset Retirement Obligations.

Debt Issuance Costs, Net

The Company capitalizes certain debt issuance costs and amortizes those costs as additional interest expense over the lives of the associated debt.  Net debt issuance costs at December 31, 2010 reflected unamortized debt issuance costs associated with the previous debt facilities with Wayzata Investment Partners (“Wayzata”).  Net debt issuance costs at September 30, 2011 reflect the issuance of the 2016 Notes in July 2011, the retirement of the indebtedness to Wayzata and the incurrence of debt issuance costs in connection with the negotiation of a revolving credit facility which had not yet closed at September 30, 2011.  See Note 8 – Notes Payable.

Restricted Cash – P&A Bond

Restricted Cash – P&A Bond consists of cash collateral held in escrow to assure maintenance and administration of a performance bond which secures certain plugging and abandonment obligations imposed by state law.  At December 31, 2010, the Company’s obligations under the performance bond were secured by a letter of credit.  In connection with the retirement of the debt to Wayzata in July 2011, the Company retired the letter of credit obligation and posted cash collateral in lieu of the letter of credit to secure the performance bond.  See Note 7 – Asset Retirement Obligations.

NOTE 3 – STOCK-BASED COMPENSATION EXPENSE

The Company periodically grants restricted stock and stock options to employees, directors and consultants.  The Company is required to make estimates of the fair value of the related instruments when granted and recognize expense over the period benefited, usually the vesting period.

Compensation Plans

In September 2011, the Company’s board of directors adopted the Saratoga Resources, Inc. 2011 Omnibus Equity Plan (the “2011 Plan”).  The 2011 Plan reserves a total of 3,000,000 shares for issuance to eligible employees, officers, directors and other service providers pursuant to grants of options, restricted stock, performance stock and other equity based compensation agreements.  The 2011 Plan is, and grants thereunder are, subject to approval by the Company’s stockholders.

In conjunction with the adoption of the 2011 Plan, the Company’s board of directors approved the termination of the Saratoga Resources, Inc. 2008 Long-term Incentive Plan (the “2008 Plan”) and the Saratoga Resources, Inc. 2006 Employee and Consultant Stock Plan (the “2006 Plan”).   As of September 30, 2011, no awards were outstanding under the 2008 Plan or the 2006 Plan.

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

In September 2011, the Company’s board of directors approved a stock option grant to purchase an aggregate of 50,000 shares of common stock to a newly hired non-executive employee.  The options are exercisable for a term of seven years at $5.63 per share and vest as to 16,000 shares on the first anniversary of the grant date and as to 17,000 shares on each of the second and third anniversaries of the grant date.  The grant date value of the options was $281,500.  The options were valued using the Black-Sholes model with the following assumptions: 318% volatility; 6.0 year estimated life; zero dividends; 1.19% discount rate; and, quoted stock price and exercise price of $5.63.

The following table summarizes information about stock option activity and related information for the nine months ended September 30, 2011 is presented below:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,017,500	$2.24	$407,300
Granted	185,000	3.65	295,850
Exercised	(25,000)	0.36	-
Forfeited	(135,000)	1.71	-
Outstanding at September 30, 2011	1,042,500	$2.60	$2,638,400
Exercisable at September 30, 2011	766,666	$2.56	$1,953,939

The weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2011 is 8.07 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation expense included in reported net income	$327,498	$276,819	$793,295	$2,122,917
Basic earnings per share effect of share-based compensation expense	$(0.01)	$(0.02)	$(0.04)	$(0.13)

As of September 30, 2011, total unrecognized stock-based compensation expense related to non-vested stock options was $0.8 million. The unrecognized expense is expected to be recognized over a weighted average period of 1.25 years.

NOTE 4 – EQUITY

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

In April 2011, the Company sold to U.S. and non-U.S. accredited investors, in a private placement, an aggregate of 2,481,316 shares of common stock and warrants to purchase 1,240,658 shares of common stock.  The shares and warrants were offered in units of two shares and one warrant at $6.00 per unit for aggregate gross proceeds of $7,443,948. Pursuant to the offering, the Company issued 84,600 shares of common stock to a placement agent with respect to units sold to non-U.S. investors.

In July 2011, the Company sold to U.S. and non-U.S. accredited and institutional investors, in a private placement, an aggregate of 5,650,000 shares of common stock at a price of $5.00 per share.  Net proceeds from the sale of shares were approximately $27.3 million, of which $20.0 million was deposited directly into a third party escrow account to be applied to the retirement of indebtedness to Wayzata. Pursuant to the offering, the Company issued 38,200 shares of common stock to a placement agent with respect to shares sold to non-U.S. investors.

Effective September 28, 2011, the Company issued an aggregate of 803,764 shares of common stock pursuant to the “cashless” exercise of a warrant.  See “-Warrant Activity” below.

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

Pursuant to the terms of the Company’s plan of reorganization, in May 2010, the Company issued to Wayzata Investment Partners (“Wayzata”) a warrant (the “Second Warrants”) to purchase 2,000,000 shares of common stock.  The warrants vested as to 111,111 shares on exit from bankruptcy (May 14, 2010) and, thereafter, vested as to 111,111 shares per month until April 2012.  The fair value of the warrants of $4,099,016 was recorded as a debt discount to long-term debt. The warrants were exercisable at $0.01 per share for a term of five years. The warrants were valued using the Black-Sholes model with the following assumptions: $2.05 quoted stock price; $0.01 exercise price; 326% volatility; 5 year estimated life; zero dividends; 3.12% discount rate.

In April 2011, the Company entered into a Warrant Termination Agreement with Wayzata.  Under the terms of the Warrant Termination Agreement, Wayzata agreed, subject to the Company’s repayment by July 14, 2011 of all amounts owing under the existing credit facilities with Wayzata, to the cancellation of Second Warrants to purchase up to 2,000,000 shares of common stock.  Upon closing of the July 2011 note placement and retirement of all amounts owing to Wayzata, in July 2011, the Second Warrants were cancelled.

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

In September 2011, Wayzata exercised a warrant, originally issued in July 2008, to purchase 805,516 shares of common stock at $0.01 per share.  The warrant was exercised pursuant to a “cashless” exercise provision wherein the intrinsic value of the warrant was delivered to the Company in lieu of cash payment of the exercise price and, as a result, the Company issued an aggregate of 803,764 shares of common stock pursuant to the exercise of the warrant.

The following table summarizes information about stock warrant activity and related information for the nine months ended September 30, 2011 is presented below:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,130,516	$0.07	$6,850,506
Granted	1,282,958	5.00	141,125
Exercised	(805,516)	0.01	-
Forfeited	(2,000,000)	0.01	-
Outstanding at September 30, 2011	1,607,958	$4.11	$1,606,775
Exercisable at September 30, 2011	1,607,958	$4.11	$1,606,775

The weighted average remaining contract life of the warrants is 1.64 years.

NOTE 5 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended September 30,
	2011			2010
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$6,171,918	24,852,001	$0.25	$(3,523,767)	17,173,601	$(0.21)
Effective of Dilutive Securities:
Stock options and other		944,279			-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$6,171,918	25,796,280	$0.24	$(3,523,767)	17,173,601	$(0.21)

Potentially dilutive securities excluded from the 2010 computation of weighted average diluted shares of common stock, because the impact of these potentially dilutive securities were antidilutive, totaled  4,348,016 shares.

	For the Nine Months Ended September 30,
	2011			2010
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$9,363,756	20,467,500	$0.46	$(17,720,974)	16,936,373	$(1.05)
Effective of Dilutive Securities:
Stock options and other		684,620			-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$9,363,756	21,152,120	$0.44	$(17,720,974)	16,936,373	$(1.05)

Potentially dilutive securities excluded from the 2010 computation of weighted average diluted shares of common stock, because the impact of these potentially dilutive securities were antidilutive, totaled 4,348,016 shares.

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

During the nine months ended September 30, 2010, we recognized a realized gain of $261,501 due to pricing and a realized gain of $435,049 as a result of the liquidation of all of our derivative instruments by our secured lender.

As of September 30, 2011, the Company had no natural gas or crude oil derivative instruments outstanding and, during the three and nine months ended September 30, 2011, the Company had no gain or loss from commodity derivative instruments.

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

At September 30, 2011 and December 31, 2010, the amount of the escrow account totaled $3.1 million and $2.5 million, respectively and is shown as other assets on the Company’s balance sheet.   See Note 2 – Other Assets.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2010	$11,986,075
Accretion expense	1,248,478
Additions	-
Revisions	-
Settlements	(750,840)
Balance at September 30, 2011	$12,483,713

The Company paid $1.1 million during the nine months ended September 30, 2011 for plugging and abandonment costs. The settlements relieving the asset retirement obligation liability totaled $0.7 million and an additional $0.4 million of plugging cost is recorded as lease operating expense in the Statement of Operations.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following:

	September 30,	December 31,
	2011	2010
12.5% Senior Secured Notes due 2016, net of unamortized discount of $2,198,315	$125,301,685	$-
11.25% Subordinated Secured Note due 2012, net of unamortized discount of $4,140,662	-	123,359,338
Senior secured credit facility, due 2012	-	7,840,871
	$125,301,685	$131,200,209

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

The 2016 Notes were issued pursuant to an indenture, dated July 12, 2011 (the “Indenture”), among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) and as collateral agent (the “Collateral Agent”). The 2016 Notes are the senior secured obligations of the Company and are fully and unconditionally guaranteed on a senior secured basis by the Guarantors and will rank equally in right of payment with the Company’s and the Guarantors’ existing and future senior indebtedness.

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

Retirement of Wayzata Debt

In July 2011, the Company utilized net proceeds from the issuance of long-term debt and common stock amounting to $125.2 million and $20.0 million, respectively, and $0.3 million in cash on hand to pay off the Wayzata debt of $145.5 million (including outstanding letter of credit obligations of $10.2 million).

In conjunction with the early payoff of amounts owing to Wayzata, the Second Warrants to purchase 2,000,000 shares issued to Wayzata, dated May 14, 2010, were cancelled.  As a result of retirement of the Wayzata debt and cancellation of the Second Warrants, the Company realized a gain on extinguishment of debt of $7.7 million, wrote off $2.9 million of unamortized debt discount and debt issuance costs and reduced additional paid-in capital by $10.6 million.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become involved in litigation in the ordinary course of business. At September 30, 2011, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

Registration Rights Agreements

In connection with the issuance and sale of the 2016 Notes, the Company and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with the Initial Purchaser. Pursuant to the Registration Rights Agreement, the Company and the Guarantors agreed to file a registration statement with the Securities and Exchange Commission so that holders of the 2016 Notes can exchange the 2016 Notes for registered notes that have substantially identical terms as the 2016 Notes. In addition, the Company and the Guarantors agreed to exchange the guarantee related to the 2016 Notes for a registered guarantee having substantially the same terms as the original guarantee. The Company and the Guarantors agreed to use their reasonable best efforts to cause a registration statement with respect to the exchange to be filed within 90 days after the issuance of the 2016 Notes and declared effective under the Securities Act within 180 days after the issuance of the 2016 Notes. In the event of a failure to comply with the obligations to register the 2016 Notes within the specified time periods or to continue to maintain the effectiveness of the registration (a “Registration Default”), the interest rate on the 2016 Notes will be increased by 0.25% for each 90 days that such Registration Default continues, provided that the increase in interest rate shall in no event exceed an aggregate of 1.0% and provided, further, that upon cure of any such Registration Default the interest rate on the 2016 Notes will be reduced to its original rate.  A registration statement relating to the exchange of the 2016 Notes was filed on September 26, 2011 and was declared effective by the Securities and Exchange Commission on October 19, 2011. Following the effective date of the registration statement, the Company commenced an offer, which expires on November 29, 2011 subject to the Company right to extend the same, to exchange registered notes for the unregistered 2016 Notes.

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

NOTE 10 – SUBSEQUENT EVENTS

In October 2011, the Company hired Michael Aldridge as Chief Financial Officer.  Pursuant to the terms of Mr. Aldridge’s employment, Mr. Aldridge was granted a seven year stock option to purchase 150,000 shares of common stock at $4.585 per share and will receive a base salary of $250,000, in addition to other benefits generally provided to officers and employees of the Company.

In October 2011, the Company granted additional seven year stock options to purchase an aggregate of 30,000 shares of common stock at $5.11 per share to a non-executive employee. The grant date value of the 150,000 and 30,000 share options was $687,000 and $153,000, respectively, and all vest 1/3 on each of the first three anniversaries of the grant date. The options were valued using the Black-Scholes model with the following assumptions: 307% volatility and 309% volatility for the 150,000 options and 30,000 options, respectively; 4.5 years estimated life; zero dividends; 0.76% discount rate; and quoted stock price and exercise price of $4.585 per share as to the 150,000 options and $5.11 per share as to the 30,000 options.

In October 2011, the Company paid the balance owing ($0.3 million) with respect to the state lessor royalty audit (excluding penalties with respect to which the Company is seeking a waiver), being the last of the unpaid uncontested claims under the Company’s Plan of Reorganization, other than notes payable to officers.

Following payment of the final uncontested claims under the Plan of Reorganization, and with approval of the Bankruptcy Court, the Company repaid the entire balance owing ($0.7 million plus interest) under notes payable to the Company’s principal officers in November 2011.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the nine months ended September 30, 2011, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

At September 30, 2011, we operated or had interests in 98 producing wells and our principal properties covered approximately 33,869 gross acres (31,125 net), substantially all of which were held by production without near-term lease expirations, across 12 fields in the transitional coastline and protected in-bay environment on parish and state leases in south Louisiana. We own working interests in our properties ranging from 25% to 100%, with our average working interest on a net acreage leasehold basis being approximately 92%. Our net revenue interests in our properties range from 19% to 88%, with our average net revenue interest on a net acreage leasehold basis being approximately 72%. We operate over 90% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

2011 Developments

Drilling and Development Activities

From early 2009, and continuing following our May 2010 exit from bankruptcy, through the end of the first quarter 2011, we pursued development activities at a curtailed pace supported by our operating cash flow and cash on hand. With our receipt of equity funding (discussed below) in April 2011, improved profitability and the receipt of approximately $2.6 million of one-time payments for severance tax refunds and an insurance settlement, we significantly expanded our capital budget from the approximately $17.0 million we spent in 2009 and 2010 to approximately $26.9 million for 2011.

Supplemented by our increased liquidity and capital budget, we accelerated the pace of our development program beginning in April 2011. During the nine months ended September 30, 2011, we invested $24.1 million in our drilling and development program and infrastructure projects summarized as follows:

-- Development Drilling.  During the nine months ended September 30, 2011, we drilled two development wells.

The Catina SL 20436 #1 well commenced drilling in July 2011 and was completed during August 2011.  The well logged 15 net feet of oil pay in the 10,000 foot sand.  The well began production on August 29, 2011 and, as of October 31, 2011, was producing approximately 609 BOEPD gross (475 BOEPD net) on a 14/64” choke with flowing tubing pressure (FTP) of 2600 psi.  The well was tied back to our Main Pass 46 facilities.

The Roux MP 47 SL 195 QQ #24 well (formerly known as QQ #15 UpDip well) in Main Pass 47 field reached a total depth of 10,085’ MD  (9,200’ TVD)  and encountered 13 pay sands with over 100 net feet of  pay. Drilling operations on the Roux well were completed in September 2011.  The well was tested and completed in the 21 sand after the quarter end.  Of the sands encountered, six were previously reflected in our reserves as proved undeveloped, one was reflected as probable undeveloped and six were not previously reflected in our reserves.  The well tested on October 16, 2011 with an initial production rate of 643 BOEPD gross (450 BOEPD net) on a 14/64” choke with FTP of 3000 psi.  We expect that this well will convert from predominantly gas production to oil since the oil cut has been increasing since first production.  The well has been tied back to our Main Pass 52 facility for high pressure gas sales and to Grand Bay facilities for low pressure gas and liquids.

-- Exploratory Drilling.  During the nine months ended September 30, 2011, we drilled one exploratory well, the Rio Grande well which was a dry hole.

-- Recompletion and Workover Program.  During the nine months ended September 30, 2011, we carried out eight recompletions and one workover.   Six of the eight recompletions to date have been successful, with two recompletions not reaching their objectives due to mechanical issues, although the reserves will stay on the books and be accessed through future development drilling.

-- Infrastructure Program.  During the nine months ended September 30, 2011, we invested $3.9 million in infrastructure improvements and additions to support existing production and anticipated increases in production.  Principal infrastructure projects during the period included installation of a replacement compressor at the Main Pass 25 Field to support higher production from wells supported by that facility through increased compression for gas lift, installation of an 8-mile HP pipeline to re-direct production from certain wells and commencing expansion of our Breton Sound 32 facility with increased compression.

-- Drilling and Development Plans.  We have an extensive inventory of drilling opportunities, including numerous proved behind pipe and proved undeveloped opportunities as well as a number of exploratory opportunities.  Our near term development plans are focused on proved undeveloped opportunities.  At September 30, 2011, permitting had been completed on two proved undeveloped wells and permitting was underway on four additional proved undeveloped wells, including three wells in our Vermilion 16 field.  We presently anticipate drilling one proved undeveloped well during the fourth quarter of 2011 and five to six development  wells annually thereafter from an existing inventory of 26 proved undeveloped wells.  In anticipation of development of our Vermilion 16 field, we are presently undertaking efforts to expand our handling and infrastructure capacity in the field.

We continually evaluate our holdings with a view to optimizing our drilling and development plans based on ongoing development efforts, new geological and operating data, identification or acquisition of new opportunities and other factors.  Accordingly, our drilling and development plans are fluid and subject to continuous revision and may vary from the plans described herein.

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

In July 2011, we paid one-time bonuses totaling $225,000 to five officers and key employees principally involved in our financing efforts described below.

In addition to the option grants to non-employee directors described above, during the nine months ended September 30, 2011, we granted stock options to purchase an aggregate of 80,000 shares of common stock to two newly hired non-executive employees with exercise prices ranging from $2.75 to $5.63 per share.

As a result of the stock option grants during 2011 (including non-employee director grants), we recorded $793,295 of compensation charges that are reflected in general and administrative expense for the nine months ended September 30, 2011.

As of September 30, 2011, total compensation cost related to unvested stock option awards not yet recognized in earnings was approximately $0.8 million, which is expected to be recognized over a weighted average period of approximately 1.25 years.

Share Issuances for Cash

In January 2011, we sold 25,000 shares of common stock for $9,000 pursuant to the exercise of an outstanding stock option.

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

In July 2011, we sold to U.S. and non-U.S. accredited investors, in a private placement, an aggregate of 5,650,000 shares of common stock at a price of $5.00 per share. Net proceeds from the sale of shares were approximately $27.3 million of which $20.0 million was deposited directly into a third party escrow account to be applied to retirement of indebtedness to Wayzata. Pursuant to the offering, we issued 38,200 shares of common stock to a placement agent with respect to units sold to non-U.S. investors.

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

Registration Rights Agreements

In connection with the issuance and sale of the 2016 Notes, we and the Guarantors entered into a registration rights agreement (the “Registration Rights Agreement”) with Imperial Capital. Pursuant to the Registration Rights Agreement, we and the Guarantors agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) so that holders of the 2016 Notes can exchange the 2016 Notes for registered notes that have substantially identical terms as the 2016 Notes. In addition, we and the Guarantors agreed to exchange the guarantee related to the 2016 Notes for a registered guarantee having substantially the same terms as the original guarantee. We and the Guarantors agreed to use reasonable best efforts to cause a registration statement with respect to the exchange to be filed within 90 days after the issuance of the 2016 Notes and declared effective under the Securities Act within 180 days after the issuance of the 2016 Notes.  In the event of a failure to comply with our obligations to register the 2016 Notes within the specified time periods or to continue to maintain the effectiveness of the registration (a “Registration Default”), the interest rate on the 2016 Notes will be increased by 0.25% for each 90 days that such Registration Default continues, provided that the increase in interest rate shall in no event exceed an aggregate of 1.0% and provided, further, that upon cure of any such Registration Default the interest rate on the 2016 Notes will be reduced to its original rate.  A registration statement relating to the exchange of the 2016 Notes was filed on September 26, 2011 and was declared effective by the Securities and Exchange Commission on October 19, 2011. Following the effectiveness of the registration statement, the Company commenced an offer, which expires on November 29, 2011 subject to the Company right to extend the same, to exchange registered notes for the unregistered 2016 Notes.

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

Retirement of Wayzata Debt and Cancellation of Second Warrants

In July 2011, we repaid in full all outstanding indebtedness to Wayzata Investment Partners (“Wayzata”) with a portion of the proceeds from the July 2011 sale of 2016 Notes and shares and, in conjunction therewith, retired letter of credit obligations totaling  $10.2 million. Further, the warrants (the “Second Warrants”) to purchase 2,000,000 shares issued to Wayzata, dated May 14, 2010, were cancelled in connection with the repayment of the indebtedness to Wayzata.  As a result of retirement of the Wayzata debt and cancellation of the Second Warrants, the Company realized a gain on extinguishment of debt of $7.7 million, wrote off $2.9 million of unamortized debt discount and debt issuance costs and reduced additional paid-in capital by $10.6 million.

Share Issuance on Exercise of Warrant

Effective September 2011, we issued an aggregate of 803,764 shares of common stock pursuant to the exercise of a warrant held by Wayzata. The warrant represented the right to acquire 805,515 shares of common stock at $0.01 per share and was exercised on a “cashless” based pursuant to which the intrinsic value of the warrant was delivered in lieu of a cash payment of the exercise price.

New Officer

In October 2011, we hired Michael Aldridge as Chief Financial Officer.  Pursuant to the terms of Mr. Aldridge’s employment, Mr. Aldridge will receive a base salary of $250,000 and stock options to purchase 150,000 shares of common stock, in addition to other benefits generally provided to officers and employees.

Retirement of Uncontested Bankruptcy Claims

In October 2011, we paid the balance owing ($0.3 million) with respect to the state lessor royalty audit (excluding penalties with respect to which the we are seeking a waiver), being the last of the unpaid uncontested claims under our Plan of Reorganization, other than notes payable to officers.  Following such payment, and with approval of the Bankruptcy Court, we repaid the entire balance owing under notes payable to our principal officers ($0.7 million plus interest) in November 2011.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended September 30, 2011 increased by 43% to $18.9 million from $13.2 million in the 2010 quarter. For the nine month period ended September 30, 2011, oil and gas revenue increased 39% to $53.5 million from $38.3 million in the 2010 period.

The increase in revenue was attributable to a 33% increase in average hydrocarbon prices realized and an 8% increase in production volumes during the nine months ended September 30, 2011 as compared to the 2010 period. The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes and average sales prices for the quarter and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Oil	$16,687,429	$10,915,484	$47,537,599	$31,646,741
Gas	2,198,521	2,267,995	5,921,542	6,679,856
Total oil and gas revenues	$18,885,950	$13,183,479	$53,459,141	$38,326,597

Production
Oil (Bbls)	162,919	147,507	462,160	419,162
Gas (Mcf)	500,802	488,589	1,326,552	1,341,359
Total production (Boe)	246,386	228,938	683,252	642,722

Average sales price
Oil (per Bbl)	$102.43	$74.00	$102.86	$75.50
Gas (per Mcf)	4.39	4.64	4.46	4.98
Total average sales price (per Boe)	$76.65	$57.59	$78.24	$59.63

The increase in production during the 2011 quarter and nine month periods was attributable to our recompletion and workover program, drilling of our Catina well and efforts during the 2011 periods to address deferred maintenance and third party facilities capacity limitations that resulted in the resumption of production or increase in production from shut-in wells and wells producing below capacity.

The increase in average prices realized from the sale of oil and gas reflected a sharp rise in global commodity prices, in particular crude oil prices, beginning in late 2010 and continuing through the first half of 2011. Pricing of crude oil during the third quarter of 2011 moderated but remained well above prices during the third quarter of 2010.  Our increase in average prices realized also reflects a premium to prevailing WTI prices as a result of the quality of our Louisiana Light Sweet oil production. At September 30, 2011, we were fully unhedged and, during the 2011 period, benefited from rising oil prices and premiums to prevailing WTI prices.

Other Revenues

Other revenues consist principally of (i) a net profits interest attributable to operating the Breton Sound 31 field, for which we receive a percentage of profits, (ii) production handling fees from our Vermilion 16 field and (iii) during the 2011 nine month period, refunds of severance taxes under a Louisiana incentive program relating to previously inactive wells. Other revenue for the quarter ended September 30, 2011 increased to $0.9 million from $0.5 million in the 2010 quarter.  For the nine months ended September 30, 2011, other revenue increased to $4.4 million from $1.7 million in the 2010 nine month period.  The increase in other revenue for the 2011 quarter and nine month period was attributable to severance tax refunds of $53,353 and $2.6 million, respectively.

Operating Expenses

Operating expenses increased by 38% to $17.0 million for the quarter ended September 30, 2011 from $12.4 million in the 2010 quarter. For the nine month period ended September 30, 2011, operating expenses increased by 14% to $42.5 million from $37.3 million in the 2010 nine month period. The following table sets forth the components of operating expenses for the 2011 and 2010 quarter and nine month periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Lease operating expense	$4,757,333	$3,303,256	$13,002,468	$10,340,190
Workover expense	32,549	267,487	1,222,985	2,031,361
Exploration expense	3,787,941	460,964	4,042,307	1,264,799
Depreciation, depletion and amortization	4,009,462	4,545,089	12,377,089	11,800,068
Accretion expense	399,634	425,211	1,248,478	1,275,634
General and administrative expenses	2,616,072	2,062,906	6,516,360	6,588,641
Severance taxes	1,431,567	1,316,166	4,096,641	4,008,743
	$17,034,558	$12,381,079	$42,506,328	$37,309,436

As more fully described below, the change in operating expenses was primarily attributable to increased lease operating expense, exploration expense and depreciation, depletion and amortization, partially offset by decreased workover expense and general and administrative expense.

Lease Operating Expenses

Lease operating expenses for the quarter ended September 30, 2011 increased to $4.8 million, or $19.31 per Boe, from $3.3 million, or $14.43 per Boe, in the 2010 quarter.  For the nine months ended September 30, 2011, lease operating expenses increased to $13.0 million, or $19.03 per Boe, from $10.3 million, or $16.09 per Boe, in the 2010 period.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and the need for marine transportation in the shallow water, bay environment. The increases in operating expenses during the 2011 quarter and nine month period were primarily attributable to increases in equipment rental, transportation expenses, delay rentals and a loss on plugging and abandonment of wells in the Breton Sound 51 field ($0.4 million for the quarter and nine months).

Workover Expense

Workover expense for the quarter ended September 30, 2011 decreased to $32,549 from $0.3 million in the 2010 quarter.  For the nine months ended September 30, 2011, workover expense decreased to $1.2 million from $2.0 million in the 2010 period. The change in workover expense was attributable to less workover activity in the 2011 period.

Exploration Expense

Exploration expense for the quarter ended September 30, 2011 increased to $3.8 million from $0.5 million in the 2010 quarter.  For the nine months ended September 30, 2011, exploration expense increased to $4.0 million from $1.3 million in the 2010 period. The change in exploration expense was attributable to $3.8 million in dry hole expense on the Rio Grande well, the completion of our full field study program during early 2011 and the 2010 purchase of a seismic data license.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the quarter ended September 30, 2011 decreased to $4.0 million from $4.5 million in the 2010 quarter. For the nine months ended September 30, 2011, depreciation, depletion and amortization increased to $12.4 million from $11.8 million in the 2010 nine month period. Changes in DD&A were attributed to added capital expenditures. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

Accretion expense

Accretion expense relating to our asset retirement obligations remained flat at $0.4 million for the quarters ended September 30, 2011 and 2010 and decreasing to $1.2 million for the nine months ended September 30, 2011 from $1.3 million for the nine months ended September 30, 2010.

General and Administrative Expenses and Other

General and administrative expense for the quarter ended September 30, 2011 increased to $2.6 million from $2.1 million in the 2010 quarter. For the nine months ended September 30, 2011, general and administrative expense decreased to $6.5 million from $6.6 million in the 2010 nine month period. The increase in general and administrative expense for the quarter was attributable to payment of one-time cash bonuses totaling $225,000 and increases in salaries.  The decrease in general and administrative expense for the nine month period was attributable to a decrease in stock-based compensation of $1.1 million, partially offset by increases in salaries and payments of one-time bonuses.  The change in stock-based compensation for the nine month period was attributable to one-time stock option grants with immediate vesting during 2010 in connection with our exit from bankruptcy.

Severance Taxes

Severance taxes for the quarter ended September 30, 2011 increased to $1.4 million from $1.3 million in the 2010 quarter. For the nine months ended September 30, 2011, severance taxes increased to $4.1 million from $4.0 million in the 2010 nine month period. The change in severance taxes for the quarter and nine month period was attributable to an increase in production offset by decreased severance tax rates for our natural gas production that began in July 2010.  The rates decreased from $0.33 per Mcf to $0.16 per Mcf.  In addition, we began recording a reduced severance tax rate for inactive wells associated with our oil and gas production beginning in 2011.

Other Income (Expense), Net

Net other income totaled $3.4 million for the quarter ended September 30, 2011, an increase from $4.6 million of expenses for the 2010 quarter.  For the nine months ended September 30, 2010, net other expense totaled $5.7 million as compared to $18.1 million in the 2010 nine month period. The following table sets forth the components of net other income (expenses) for the 2011 and 2010 quarter and nine month periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Commodity derivative income (expense)	$-	$-	$-	$696,550
Loss on settlement of accounts payable	-	-	-	(990,786)
Gain on extinguishment of debt	7,708,486	-	7,708,486	-
Interest income	37,492	10,443	237,078	37,033
Interest expense	(4,384,499)	(4,579,839)	(13,620,011)	(17,846,763)
	$3,361,479	$(4,569,396)	$(5,674,447)	$(18,103,966)

As more fully described below, the changes in other income (expense), net, was principally attributable to the gain realized in the 2011 quarter and nine months on the extinguishment of our debt with Wayzata, liquidation of our commodity derivates during the 2010 first quarter, resulting in a gain for the nine months ended September 30, 2010 compared to no income or expense from commodity derivatives during the 2011 quarter or nine month period, a loss on settlement of accounts payable during the nine months ended September 2010, and a decrease in interest expense reflecting a lower interest rate on borrowed funds.

Commodity Derivative Income (Expense)

Commodity derivative income decreased to $0 during the 2011 nine month period from $696,550 during the 2010 nine month period. The commodity derivative income recognized during the 2010 period related to the liquidation of our commodity derivatives during the first quarter of 2010. We had no commodity derivative activities during the 2011 quarter or nine month period.

Loss on Settlement of Accounts Payable

Loss on settlement of accounts payable reflects the fair value of the common stock issued, on a one-time basis, to our vendors during the nine months ended September 30, 2010 as part of the settlement terms in our plan of reorganization.

Gain on Extinguishment of Debt

Gain on extinguishment of debt totaled $7.7 million during the 2011 quarter and nine month period.  The gain on extinguishment of debt relates to the July 2011 retirement of indebtedness to Wayzata and reflects the fair market value of the warrants cancelled on retirement of that debt net of unamortized debt issuance costs and debt discount.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under our term credit agreement and revolving credit agreement which were retired in July 2011 and our new senior secured notes which were issued in July 2011, partially offset by interest earned on cash balances held. Net interest expense decreased to $4.4 million in the quarter ended September 30, 2011 from $4.6 million in the 2010 quarter and, for the nine months ended September 30, 2011, decreased to $13.6 million from $17.8 million in the 2010 nine month period.  The decrease in net interest expense was attributable to a May 2010 decrease in our stated interest rate on our Amended and Restated Term Credit Agreement from 20% to 11.25% and, to a lesser extent, an increase in interest income resulting from an increase in our cash balances.

Reorganization Expenses

Reorganization expenses reflect payments to professionals and other fees incurred in connection with our Chapter 11 case. Reorganization expenses decreased to $125,420 during the quarter ended September 30, 2011 from $184,959 in the 2010 quarter. For the nine months ended September 30, 2011, reorganization expense decreased to $374,414 from $2,049,405 in the 2010 nine month period. The decrease in reorganization expenses was attributable to our exit from bankruptcy in May 2010.

Income Tax Expense (Benefit)

For the quarter ended September 30, 2011, we recorded an income tax benefit of $146,082 compared to income tax expense of $66,743 in the 2010 quarter. For the nine months ended September 30, 2011, we recorded an income tax benefit of $91,368 compared to income tax expense of $310,366 in the 2010 nine month period.  For the quarter and nine months ended 2011, we had a deferred tax asset and a 100% valuation allowance for federal income tax provision (benefit); therefore, we recorded no tax benefit for federal tax provision (benefit) for the current quarter and nine month period.  Our income tax expense for the 2010 and 2011 periods was related to Louisiana state franchise taxes.

Our effective tax rate for the 2011 and 2010 nine month periods was 0%.  Our effective tax rates were different than our federal statutory tax rate due to Louisiana state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

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

Following our exit from bankruptcy in May 2010, we have continued to fund operations out of operating cash flow and cash on hand, which funds have been supplemented by our receipt of funds from our April and July 2011 capital raises described herein.  From prior to our bankruptcy filing in March 2009 through the retirement of our revolving credit facility in July 2011, we did not have access to available capital under our revolving credit agreement.  In conjunction with our July 2011 financing, we received a commitment letter with respect to establishing a new revolving credit facility.  At September 30, 2011, and continuing as of this writing, we had not yet established a revolving credit facility and continue to evaluate multiple potential options regarding the establishment of such a facility.

Since exit from bankruptcy, under the terms of our Modified Third Amended Plan of Reorganization (the “Plan of Reorganization”), we made principal and interest payments to our creditors of approximately $17.3 million on exit from bankruptcy, $2.3 million during the balance of 2010, and $2.3 million during the first nine months of 2011 . In October 2011, we paid $0.3 million to retire the remaining uncontested creditor claims under the Plan of Reorganization (excluding $0.4 million of penalties with to a state lessor royalty audit, which penalties we are seeking to have waived).

We have developed a layered, multi-faceted development and maintenance program designed to achieve short-, mid- and long-term objectives. Short-term, our focus is on restoration of shut-in and curtailed production through investments in infrastructure and deferred maintenance and recompletions, workovers and thru-tubing plugbacks each designed to increase or restore production volumes during 2011 from wells producing below capacity and an inventory of 46 proved developed nonproducing opportunities. Mid-term, following or in conjunction with execution of short-term opportunities, our focus is on the development of an inventory of 85 proved undeveloped opportunities within our inventory of 26 proved undeveloped wells targeting normally pressured oil and gas.  Long-term, following or in conjunction with the execution of our short- and mid-term opportunities, our focus is on continuing development of our reserves and exploratory drilling of deep shelf opportunities.

As noted, during April 2011, we received $7.4 million from the sale of common stock and warrants.  Additionally, during April 2011, we received $1.3 million net of fees from severance tax incentive refunds and $1.3 million from a one-time insurance settlement. We have utilized the proceeds from the offering of such stock and warrants and such additional payments to support accelerated investments in our development and maintenance program.

Further, during July 2011, we received $27.3 million of net proceeds from the sale of common stock and $120.9 million of net proceeds from the sale of our 2016 Notes.  $20.0 million of the $27.3 million and all of the $120.9 million was deposited into third party escrow accounts for application to repay indebtedness to Wayzata.

We believe that our cash flows from operations and cash on hand, including funds received from our equity and note offerings, one time payments and improved profitability, are sufficient to support our liquidity needs for the next twelve months, including funding all of our current short-term objectives, including investments in planned infrastructure and deferred maintenance, recompletions, workovers and through-tubing plugbacks.  We believe that our cash flows from operations and cash on hand will also be sufficient to pursue our current mid-term objectives relating to development of proved undeveloped opportunities.  Our development of proved undeveloped opportunities is scalable.  Depending upon the results of our short-term development initiatives, initial development efforts relating to our proved undeveloped opportunities and any further capital efforts, we may accelerate our planned development of proved undeveloped opportunities or otherwise adjust the nature or rate of our development program.  Pursuit of our long-term plans for exploratory drilling of deep shelf prospects is expected to require funding in excess of our current resources and projected operating cash flow.  At September 30, 2011, we were in active discussions with potential funding sources and drilling partners with a view to securing funding commitments to conduct initial exploratory drilling operations on our deep shelf prospects.  We currently have no commitments to provide funding to support our exploratory drilling plans and there is no assurance that funding to pursue such opportunities will be available on satisfactory terms or at all. Unexpected declines in commodity prices or production levels, or failures in achieving production increases through short- and mid-term development plans, could result in our inability to support our operations and drilling and development plans.

Further, as noted above, in order to further supplement our liquidity and increase our operating flexibility, we intend to enter into a new revolving credit facility.  To that end, we entered into discussions with a potential lender in connection with our July 2011 offerings of 2016 Notes and equity and entered into a commitment letter relating to the establishment of a revolving credit facility in an amount up to $35 million subject to a borrowing base and other conditions commonly associated with such facilities.  We continue to pursue efforts in that regard to finalize the terms and enter into a definitive agreement to provide a revolving credit facility but, as of this writing, have not yet established such a facility and there can be no assurance that we will be successful in establishing a revolving credit facility on terms that we consider to be favorable or at all.

Cash, Cash Flows and Working Capital

We had a cash balance of $13.3 million and working capital of $4.4 million at September 30, 2011 as compared to a cash balance of $4.4 million and working capital of $2.6 million at December 31, 2010.   The increase in cash on hand and working capital is primarily attributable to the receipt of proceeds from our April 2011 placement of common stock and warrants and our July 2011 placements of common stock and 2016 Notes, receipt of one time payments of $2.6 million from an insurance settlement and from severance tax refunds and improved profitability associated with improved commodity prices partially offset by retirement of indebtedness to Wayzata, payments to creditors as provided for in our plan of reorganization, and increased development expenditure.

Operations provided cash flow of $18.3 million for the nine months ended September 30, 2011 as compared to cash used in operations of $3.5 million for the nine months ended September 30, 2010. The change in operating cash flows during 2011 was principally attributable to increased revenues during the nine months ended September 30, 2011 and decreased payments related to the bankruptcy.  During the nine months ended September 30, 2010, we paid approximately $18.6 million to creditors from cash flows from operating activities.

Investing activities used cash totaling $18.0 million during the nine months ended September 30, 2011 as compared to cash used in investing of $8.6 million during the nine months ended September 30, 2010.  The increase in cash used in investing activities during 2011 was attributable to acceleration of our development and drilling plans and investments in infrastructure projects following our receipt of funding from our April 2011 common stock and warrant placement.

Financing activities provided cash flows of $8.6 million during the nine months ended September 30, 2011 as compared to cash used in financing activities of $4.4 million during nine months ended September 30, 2010.  Cash flows provided by financing activities during the 2011 period related to short-term notes payable issued for insurance premiums and funds received from our April 2011 private placement of common stock and warrants and July 2011 private placement of common stock and notes, all partially offset by retirement of indebtedness to Wayzata and payments for insurance premiums. During the nine months ended September 2010, we paid $5.5 million toward reduction of the principal balance outstanding under our revolving credit facility.  Cash flows from financing activities reflects the net cash received from our July 2011 placement of equity but exclude proceeds from the equity placement and 2016 Note placement that were funded into escrow and applied directly to retire indebtedness to Wayzata.  The repayment of amounts owing to Wayzata (totaling $145.5 million), including retirement of letter of credit obligations ($10.2 million), and the receipt of funds from the July 2011 equity placement and placement of 2016 Notes (each to the extent funded into escrow and applied to repayment of the indebtedness to Wayzata) were reported as noncash financing activities.

Debt and Non-Current Liabilities

At September 30, 2011, we had $126.0 million of indebtedness outstanding (reflecting a $2.2 million debt discount), consisting of $127.5 million in face amount of 12.5% Senior Secured Notes due 2016 (excluding $2.2 million debt discount) and $0.7 million owing to officers.

We had no letters of credit outstanding at September 30, 2011.

As noted, in July 2011, we issued our 2016 Notes and retired all obligations owing to Wayzata and all outstanding letter of credit obligations.

The principal terms of our debt and non-current liabilities at September 30, 2011 were as follows:

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

Officer Notes.  Pursuant to our Plan of Reorganization, notes payable to our Chief Executive Officer and to our President, in the aggregate amount of $0.7 million bear compound interest at 10% per annum and are due and payable in full, with interest, in September 2013. Repayment of the officer notes is conditioned upon prior satisfaction of all claims under the Plan of Reorganization.  With the payment of all uncontested claims under the Plan of Reorganization, and following approval of the bankruptcy court, in November 2011 we repaid the officer notes in full.

State Lessor Royalty Audit Liability.  Pursuant to the Plan of Reorganization, we are obligated to pay amounts owing with respect to a state lessor royalty audit. The total royalty audit liability of $1.3 million (includes $0.4 million in penalties) is payable over 24 equal monthly installments of $71,235 commencing February 2010.  At September 30, 2011, $0.7 million (includes $0.4 million in penalties) remained due and owing with respect to the state lessor royalty audit.  Subsequent to September 30, 2011, all amounts owing with respect to the state lessor royalty audit (excluding penalties) were paid in full and we intend to seek a waiver of the applicable penalties.

Capital Expenditures and Commitments

Our capital spending for the nine months ended September 30, 2011 was $24.1 million relating primarily to development of our oil and gas properties, including drilling two development wells and one exploratory well, 8 recompletions and 1 workover and investments in multiple infrastructure projects.

As a result of improvements in our operating performance and the receipt of $7.4 million from our April 2011 equity offering and receipt of $2.6 million of one-time payments, we accelerated our development plan beginning in April 2011 and increased our capital expenditure budget to approximately $26.9 million for 2011.

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

During the first quarter of 2010, the administrative agent under our prior revolving credit agreement liquidated all of our commodity derivative instruments and applied the proceeds to indebtedness owed thereunder. At September 30, 2011, we had no commodity derivative instruments in place.  We intend to evaluate and, based on such evaluation, market conditions and available terms, enter into commodity derivative instruments in the future in order to manage our exposure to commodity price risk and expect that any future revolving credit facility we may enter into will require that we hedge a portion of our future production.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2011.

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

As noted above, during the first quarter of 2010, all of our natural gas and oil derivative instruments were liquidated by the administrative agent under prior credit facilities and the proceeds applied to reduction of amounts owing under those credit facilities.   At September 30, 2011, we had no commodity derivative instruments in place.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA RESOURCES, INC.
Date: November 8, 2011
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Andrew C. Clifford
Andrew C. Clifford
President (Principal Financial Officer)