Form 10-K/A
period 2011-12-31
SARATOGA RESOURCES INC /TX
filed 2012-03-27
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

SARATOGA RESOURCES, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Saratoga Resources, Inc. (the “Company”) for the year ended December 31, 2011 as originally filed with the Securities and Exchange Commission on March 27, 2012 (the “Original Filing”).

This Form 10-K/A amends the Original Filing solely to correct the date of the report of the Company’s independent registered public accounting firm appearing in the Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.1 to the Original Filing. The corrected Consent of Independent Registered Public Accounting Firm is filed as Exhibit 23.1 hereto. This Form 10-K/A also amends Item 15 of Part IV to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

1.

Financial statements.  See “Index to Financial Statements” on page 54 of the Original Filing.

2.

Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date Filed	Number
2.1	Third Amended Plan of Reorganization of Saratoga Resources, Inc. and its affiliated debtors, Modified March 31, 2010	10-K	4/14/10	2.1
3.1	Restated Articles of Incorporation of Saratoga Resources, Inc. with amendments, dated May 14, 2010	8-K	5/18/10	3.1
3.2	Amended and Restated Bylaws of Saratoga Resources, Inc., dated May 16, 2011	8-K	5/20/11	3.1
4.1	Indenture Agreement, dated July 12, 2011, by and among Saratoga Resources, Inc., the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	7/15/11	4.1
4.2	Registration Rights Agreement, dated July 12, 2011, by and among Saratoga Resources, Inc., the guarantors named therein, and Imperial Capital, LLC	8-K	7/15/11	4.2
4.3	Form of Registration Rights Agreement, dated July 12, 2011, by and among Saratoga Resources and purchasers of common stock	8-K	7/15/11	4.3
10.1	Form of Securities Purchase Agreement, dated April 2011	8-K	4/27/11	10.1
10.2	Form of Warrant issued to Investors, dated April 2011	8-K	4/27/11	10.2
10.3	Employment Agreement, dated October 9, 2007, with Thomas Cooke*	8-K	10/11/07	10.2
10.4	Employment Agreement, dated October 8, 2007, with Andrew Clifford*	8-K	10/11/07	10.3
10.5	Form of Securities Purchase Agreement, dated July 11, 2011, by and among Saratoga Resources, Inc. and various purchasers of common stock	8-K	7/15/11	10.1
10.6	Form of Securities Purchase Agreement, dated July 11, 2011, by and among Saratoga Resources, Inc. and various purchasers of common stock	8-K	7/15/11	10.2
10.7	Investor Rights Agreement, dated July 12, 2011	8-K	7/15/11	10.3
10.8	Saratoga Resources, Inc. 2011 Omnibus Incentive Plan	S-8	9/13/11	10.1
10.9	Subordinated Promissory Note, dated July 14, 2008, payable to Thomas F. Cooke	8-K	7/18/08	10.6
10.10	Subordinated Promissory Note, dated July 14, 2008, payable to Andrew C. Clifford	8-K	7/18/08	10.7
10.11	Saratoga Resources, Inc. Annual Incentive Plan*	8-K	03/23/12	10.1
14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	1/25/06	14.1
21.1	List of subsidiaries	10-K	4/14/10	21.1
23.1	Consent of MaloneBailey, LLP				X
23.2	Consent of Collarini Associates	10-K	3/27/12	23.2
31.1	Section 302 Certification of CEO				X
31.2	Section 302 Certification of CFO				X
32.1	Section 906 Certification of CEO	10-K	3/27/12	32.1
32.2	Section 906 Certification of CFO	10-K	3/27/12	32.2
99.1	Reserve Report of Independent Engineer	10-K	3/27/12	99.1

*

Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA RESOURCES, INC.

Dated: March 27, 2012	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman and Chief Executive Officer

4