Form 10-Q
period 2012-03-31
SARATOGA RESOURCES INC /TX
filed 2012-05-15
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of May 2, 2012, we had 27,284,740 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$14,753,985	$15,874,680
Accounts receivable	11,389,935	10,539,757
Prepaid expenses and other	866,499	1,189,406
Deferred tax asset, net	-	1,400,000
Other current asset	150,000	150,000
Total current assets	27,160,419	29,153,843

Property and equipment:
Oil and gas properties - proved (successful efforts method)	202,962,769	196,101,827
Other	668,559	658,113
	203,631,328	196,759,940
Less: Accumulated depreciation, depletion and amortization	(58,767,972)	(53,830,820)
Total property and equipment, net	144,863,356	142,929,120

Deferred tax asset, net	7,316,205	5,147,962
Other assets, net	20,511,117	20,531,218
Total assets	$199,851,097	$197,762,143

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,607,572	$4,598,534
Revenue and severance tax payable	5,716,891	5,709,773
Accrued liabilities	7,314,001	8,451,655
Short-term notes payable	-	344,256
Asset retirement obligation – current	908,640	1,548,945
Total current liabilities	20,547,104	20,653,163

Long-term liabilities:
Asset retirement obligation	10,343,267	9,852,920
Long-term debt, net of unamortized discount of $2,030,188 and $2,115,195, respectively	125,469,812	125,384,805
Total long-term liabilities	135,813,079	135,237,725

Commitment and contingencies (see notes)

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized 27,265,090 and 26,714,815 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	27,264	26,714
Additional paid-in capital	55,512,435	52,674,252
Retained deficit	(12,048,785)	(10,829,711)

Total stockholders' equity	43,490,914	41,871,255

Total liabilities and stockholders' equity	$199,851,097	$197,762,143

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues:
Oil and gas revenues	$19,343,680	$15,798,288
Other revenues	874,248	1,148,750

Total revenues	20,217,928	16,947,038

Operating Expense:
Lease operating expense	4,570,699	3,959,089
Workover expense	1,471,468	557,731
Exploration expense	57,396	381,432
Loss on plugging and abandonment	1,612,290	-
Dry hole costs	89,874	-
Depreciation, depletion and amortization	4,937,152	3,174,770
Accretion expense	555,504	424,422
General and administrative	2,746,483	1,962,984
Severance taxes	1,680,879	1,432,541

Total operating expenses	17,721,745	11,892,969

Operating income	2,496,183	5,054,069

Other income (expense):
Interest income	3,316	27,566
Interest expense	(4,411,111)	(4,580,886)

Total other expense	(4,407,795)	(4,553,320)

Net income (loss) before reorganization expenses and income taxes	(1,911,612)	500,749

Reorganization expenses	43,205	110,012

Net income (loss) before income taxes	(1,954,817)	390,737

Income tax provision (benefit)	(735,743)	32,500

Net income (loss)	$(1,219,074)	$358,237

Net income (loss) per share:
Basic	$(0.04)	$0.02
Diluted	$(0.04)	$0.02

Weighted average number of common shares outstanding:
Basic	27,114,972	17,322,487
Diluted	27,114,972	20,585,431

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,219,074)	$358,237
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	4,937,152	3,174,770
Accretion expense	555,504	424,422
Amortization of debt issuance costs	216,469	63,192
Amortization of debt discount	85,007	708,100
Dry hole costs	89,874	-
Stock-based compensation	261,783	290,684
Loss on plugging and abandonment	1,612,290	-
Deferred tax benefit	(768,243)	-
Changes in operating assets and liabilities:
Accounts receivable	(850,178)	(1,222,118)
Prepaids and other	322,907	433,966
Accounts payable	(556,757)	(1,533,215)
Revenue and severance tax payable	7,118	113,005
Payments to settle asset retirement obligations	(705,462)	(655,241)
Accrued liabilities	(3,105,187)	376,581
Net cash provided by operating activities	883,203	2,532,383

Cash flows from investing activities:
Additions to oil and gas property	(4,029,778)	(359,334)
Additions to other property and equipment	(10,446)	(26,746)
Other assets	(196,368)	(201,554)
Net cash used by investing activities	(4,236,592)	(587,634)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,576,950	9,000
Proceeds from short-term notes payable	-	99,914
Repayment of short-term notes payable	(344,256)	(307,502)
Net cash provided (used) by financing activities	2,232,694	(198,588)

Net increase (decrease) in cash and cash equivalents	(1,120,695)	1,746,161
Cash and cash equivalents - beginning of period	15,874,680	4,409,984
Cash and cash equivalents - end of period	$14,753,985	$6,156,145

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	7,485,332	3,915,130

Non-cash investing and financing activities:
Accounts payable for oil and gas additions	$2,565,795	$-
Accrued liabilities for oil and gas additions	355,243	-

The accompanying notes are an integral part of these unaudited financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Saratoga Resources, Inc. (“Saratoga” or, the “Company”) is an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of natural gas and crude oil properties.

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

The Company utilizes the successful efforts method of accounting for oil and gas producing activities.

These financial statements should be read in conjunction with the financial statements and footnotes which are included as part of the Company’s Form 10-K for the year ended December 31, 2011.

Reclassifications of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $14.5 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Other Revenue

Other revenues consist principally of (i) a net profits interest attributable to operating the Breton Sound 31 field, for which we receive a percentage of profits, (ii) production handling fees from our Vermilion 16 field, (iii) during the 2012 period, settlements of lawsuits against the former owners of The Harvest Group LLC and Harvest Oil & Gas, LLC and (iv) during the 2011 period, refunds of severance taxes under a Louisiana incentive program for previously inactive wells.

NOTE 2 – OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2012	2011
Site specific trust accounts – P&A escrow	$4,798,736	$4,629,816
Debt issuance cost, net	5,169,805	5,386,274
Restricted cash – P&A bond	10,510,128	10,485,128
Bond	30,000	30,000
Other	2,448	-
	$20,511,117	$20,531,218

Site Specific Trust Accounts – P&A Escrow

The Company maintains an escrow agreement that has been established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed in the acquisition of oil and gas properties in certain fields.  Changes in the escrow accounts reflect additional contributions during 2012.  See Note 6 – “Asset Retirement Obligations”.

Debt Issuance Costs, Net

The Company capitalizes certain debt issuance costs and amortizes those costs as additional interest expense over the lives of the associated debt.  Net debt issuance costs at March 31, 2012 reflect the issuance of the 2016 Notes in July.  See Note 7 – “Debt”.

Restricted Cash – P&A Bond

Restricted Cash – P&A Bond consists of cash collateral held in escrow to assure maintenance and administration of performance bonds which secures certain plugging and abandonment obligations imposed by state law.  See Note 6 – “Asset Retirement Obligations”.  The cash collateral is reflected as a long term asset to correspond with the expected timing of the related asset retirement obligation liability.

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

In conjunction with the adoption of the 2011 Plan, the Company’s board of directors approved the termination of the Saratoga Resources, Inc. 2008 Long-term Incentive Plan (the “2008 Plan”) and the Saratoga Resources, Inc. 2006 Employee and Consultant Stock Plan (the “2006 Plan”).  As of March 31, 2012, no awards were outstanding under the 2008 Plan or the 2006 Plan.

Stock Option Activity

In March 2012, the Company’s board of directors approved a stock option grant to purchase an aggregate of 5,000 shares of common stock to a non-executive employee.  The options are exercisable for a term of seven years at $6.40 per share and vest ½ on the date of grant and ½ on the first anniversary of the grant date.  The grant date value of the options was $31,850.  The options were valued using the Black-Scholes model with the following assumptions: 296% volatility; 3.75 year estimated life; zero dividends; 0.64% discount rate; and, quoted stock price and exercise price of $6.40.

The following table summarizes information about stock option activity and related information for the three months ended March 31, 2012:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	982,500	$3.09	$4,133,025
Granted	5,000	6.40	4,250
Exercised	(55,000)	1.94	-
Forfeited	-	-	-
Outstanding at March 31, 2012	932,500	$3.18	$3,796,350
Exercisable at March 31, 2012	563,333	$2.64	$2,596,840

The weighted average remaining contractual term of the outstanding options and exercisable options at March 31, 2012 is 7.5 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Share-based compensation expense included in reported net income	$261,783	$290,684
Basic earnings per share effect of share-based compensation expense	$(0.01)	$(0.02)

As of March 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options was $1.0 million. The unrecognized expense is expected to be recognized over a weighted average period of 0.9 years.

NOTE 4 – EQUITY

Common Stock Activity

During three months ended March 31, 2012, the Company received gross proceeds of $76,950 for 45,000 stock options exercised at $1.71 a share. The stock options were granted in July 2010.

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

In January 2012, the Company received gross proceeds of $2,500,000 from the exercise of warrants to purchase 500,000 shares of common stock at $5.00 per share.

Warrant Activity

The following table summarizes information about stock warrant activity and related information for the three months ended March 31, 2012:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,357,958	$4.82	$3,365,703
Granted	-	-	-
Exercised	(500,000)	5.00	-
Forfeited	-	-	-
Outstanding at March 31, 2012	857,958	$4.72	$2,172,806
Exercisable at March 31, 2012	857,958	$4.72	$2,172,806

The weighted average remaining contract life of the warrants is 1.2 years.

NOTE 5 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended March 31,
	2012			2011
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(1,219,074)	27,114,972	$(0.04)	$358,237	17,322,487	$0.02
Effective of Dilutive Securities:
Stock options and other		-			3,262,944
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(1,219,074)	27,114,972	$(0.04)	$358,237	20,585,431	$0.02

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

At March 31, 2012 and December 31, 2011, the amount of the escrow account totaled $4.8 million and $4.6 million, respectively and is shown as other assets on the Company’s balance sheet.

During the three months ended March 31, 2012, plugging and abandonment costs related to certain properties exceeded the amount reflected in the asset retirement obligation liability.  Accordingly, the excess amount, which was $1,612,290, was recognized as a loss during the quarter.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2011	$11,401,865
Accretion expense	555,504
Additions	-
Revisions	-
Settlements	(705,462)
Balance at March 31, 2012	$11,251,907

NOTE 7 – DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
12.5% Senior Secured Notes due 2016	$127,500,000	$127,500,000
Less unamortized discount	2,030,188	2,115,195
	$125,469,812	$125,384,805

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become involved in litigation in the ordinary course of business. At March 31, 2012, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 9 – SUBSEQUENT EVENTS

On May 11, 2012, the Company entered into an engagement letter with C.K. Cooper & Company (“CKCC”) pursuant to which CKCC agreed to use its reasonable best efforts to arrange for the sale, in a private placement, of shares (the “Offering”) of the Company’s common stock.  The Company has agreed to pay CKCC an aggregate fee equal to 5% of the gross proceeds received from certain investors introduced to the Company by CKCC and lesser fees, or no fees, with respect to shares sold to other investors in the Offering.

On May 14, 2012, the Company entered into a securities purchase agreement, and subscription agreements, with certain institutional investors pursuant to which the Company agreed to sell an aggregate of 2,969,360 shares to institutional investors at a price of $6.25 per share, for gross proceeds of approximately $18.6 million.  Subject to certain closing conditions, the Offering is expected to close on or about May 17, 2012.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the three months ended March 31, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K for the year ended December 31, 2011.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 7 of Part II of our Form 10-K for the fiscal year ended December 31, 2011.

Overview

We are an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of crude oil and natural gas properties.  Our principal properties were acquired in July 2008 and are located in the transitional coastline and protected in-bay environment on parish and state leases of south Louisiana.

At March 31, 2012, we operated or had interests in 107 producing wells and our principal properties covered approximately 32,185 gross/net acres, substantially all of which were held by production without near-term lease expirations, across 12 fields in the transitional coastline and protected in-bay environment on parish and state leases in south Louisiana. We own working interests in our properties ranging from 40% to 100%, with our average working interest on a net acreage leasehold basis being approximately 92%. Our net revenue interests in our properties range from 62% to 88%, with our average net revenue interest on a net acreage leasehold basis being approximately 75%. We operate over 97% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

2012 Developments

Drilling and Development Activities

During the three months ended March 31, 2012, we invested $7.0 million in our drilling and development program and infrastructure projects and spent an additional $1.4 million of workover expense, summarized as follows:

Development Drilling.  We did not drill any development wells during the quarter ended March 31, 2012, but spent $0.4 million of drilling related expenditures on five wells.

Exploratory Drilling.  We did not drill any exploratory wells during the quarter ended March 31, 2012.

Recompletion and Workover Program.  During the quarter ended March 31, 2012, we invested $5.3 million in completing six recompletions, five of which were successful, and an additional $1.4 million on three successfully completed workovers with another five workovers in progress at the end of the quarter. One of the recompletions and two of the workovers involved conversion of wells for salt water disposal.

Infrastructure Program.  During the quarter ended March 31, 2012, we invested $1.3 million in infrastructure improvements and additions to support existing production and anticipated increases in production.

Drilling and Development Plans.  We have an extensive inventory of drilling opportunities, including numerous proved behind pipe and proved undeveloped opportunities as well as a number of exploratory opportunities.  Our near term development plans are focused on proved undeveloped opportunities and conversion of PDNP opportunities.  We presently anticipate drilling six proved undeveloped wells during 2012 with the first of these being the Mesa Verde SL 3763 #14 development well at our Vermilion 16 field, to be followed by the North Tiger SL 20433 #1 well at our Breton Sound 18 field.

For the three months ended March 31, 2012, we had approximately 107 gross (104 net) wells in production.

Compensation

In March 2012, our board of directors approved a stock option grant to purchase an aggregate of 5,000 shares of common stock to a non-executive employee.  The options are exercisable for a term of seven years at $6.40 per share and vested ½ on grant and ½ on the first anniversary of the grant date.

In March 2012, our board of directors approved the adoption of the 2012 Annual Incentive Program which is intended to establish potential bonus payouts tied to satisfaction of performance criteria and established broad company performance criteria. Full payout under the program would result in bonuses of approximately $1.9 million.  $475,000 of compensation expense was reported during the quarter ended March 31, 2012 based on accrual of estimated bonus payments under the program.

Share Issuances for Cash

During the quarter ended March 31, 2012, we sold 45,000 shares of common stock for $76,950 pursuant to the exercise of outstanding stock options

During the quarter ended March 31, 2012, we sold 500,000 shares of common stock for $2,500,000 pursuant to the exercise of outstanding stock warrants.

Subsequent Event – Financing Transaction

On May 11, 2012, the we entered into an engagement letter with C.K. Cooper & Company (“CKCC”) pursuant to which CKCC agreed to use its reasonable best efforts to arrange for the sale, in a private placement, of shares (the “Offering”) of our common stock.  We have agreed to pay CKCC an aggregate fee equal to 5% of the gross proceeds received from certain investors introduced to us by CKCC and lesser fees, or no fees, with respect to shares sold to other investors in the Offering.

On May 14, 2012, we entered into a securities purchase agreement, and subscription agreements, with certain institutional investors pursuant to which we agreed to sell an aggregate of 2,969,360 shares to institutional investors at a price of $6.25 per share, for gross proceeds of approximately $18.6 million.  Subject to certain closing conditions, the Offering is expected to close on or about May 17, 2012.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended March 31, 2012 increased by 22% to $19,343,680 from $15,798,288 in the 2011 quarter.

The increase in revenue was attributable to a 24% increase in production volumes partially offset by a 1% decrease in average hydrocarbon prices realized during the three months ended March 31, 2012 as compared to the 2011 quarter. The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes and average sales prices for the quarters ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenues
Oil	$17,130,340	$13,617,910
Gas	2,213,340	2,180,378
Total oil and gas revenues	$19,343,680	$15,798,288

Production
Oil (Bbls)	150,744	138,724
Gas (Mcf)	620,717	400,932
Total production (Boe)	254,197	205,546

Average sales price
Oil (per Bbl)	$113.64	$98.17
Gas (per Mcf)	3.57	5.44
Total average sales price (per Boe)	$76.10	$76.86

The increase in production during the 2012 quarter was attributable to our recompletion and workover program and efforts during the 2011 and 2012 periods to address deferred maintenance, third party facilities capacity limitations and infrastructure upgrades that resulted in the resumption of production, or increases in production.

The modest decrease in realized hydrocarbon prices reflects continued weakening of natural gas prices which were substantially offset by a continued trend of increasing global crude oil prices.  During the 2012 period, we continued to realize a premium to prevailing WTI prices as a result of the quality of our oil production. At March 31, 2012, we were fully unhedged and, during the 2012 period, benefited from rising oil prices and premiums to prevailing WTI prices, but were subject to falling natural gas prices.  Subsequent to the quarter end, we have experienced a pullback in crude oil pricing consistent with a global pullback.

Other Revenues

Other revenues consist principally of (i) a net profits interest attributable to operating the Breton Sound 31 field, for which we receive a percentage of profits, (ii) production handling fees from our Vermilion 16 field, (iii) during the 2012 period, settlements of lawsuits against the former owners of The Harvest Group LLC and Harvest Oil & Gas, LLC and (iv) during the 2011 quarter, refunds of severance taxes under a Louisiana incentive program relating to previously inactive wells.

Other revenue for the quarter ended March 31, 2012 decreased to $874,248 from $1,148,750 in the 2011 quarter, principally as a result of the one-time nature of the severance tax refunds in 2011.

Operating Expenses

Operating expenses increased by 49% to $17,721,745 for the quarter ended March 31, 2012 from $11,892,969 in the 2011 quarter. The following table sets forth the components of operating expenses for the 2012 and 2011 quarters:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Total	Per Boe	Total	Per Boe
Lease operating expense	$4,570,699	$17.98	$3,959,089	$19.26
Workover expense	1,471,468	5.79	557,731	2.71
Exploration expense	57,396	0.23	381,432	1.86
Loss on plugging and abandonment	1,612,290	6.34	-	-
Dry hole costs	89,874	0.35	-	-
Depreciation, depletion and amortization	4,937,152	19.42	3,174,770	15.45
Accretion expense	555,504	2.18	424,422	2.06
General and administrative expenses	2,746,483	10.80	1,962,984	9.55
Production and severance taxes	1,680,879	6.61	1,432,541	6.97
	$17,721,745	$69.72	$11,892,969	$57.86

As more fully described below, the change in operating expenses was primarily attributable to increased lease operating expense, workover expense, depreciation, depletion and amortization expense and general and administrative expense , and a one-time loss on plugging and abandonment, partially offset by decreased exploration expense.

Lease Operating Expenses

Lease operating expenses for the quarter ended March 31, 2012 increased 15.4% to $4,570,699 from $3,959,089 in the 2011 quarter, but decreased to $17.98 per BOE from $19.26 per BOE, in the 2011 quarter.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. The increases in operating expenses during the 2012 were primarily attributable to a 24% increase in production volumes and an increase in operating expenses on third party operated properties and increases in transportation expenses.

Workover Expense

Workover expense for the quarter ended March 31, 2012 increased to $1,471,468 from $557,731 in the 2011 quarter.  The change in workover expense was attributable to three workovers completed and five workovers that were initiated during the three months ended March 2012.

Exploration Expense

Exploration expense for the quarter ended March 31, 2012 decreased to $57,396 from $381,432 in the 2011 quarter.  The change in exploration expense was primarily attributable to the completion of our full field study program during early 2011 and delay rentals paid during the 2011 period.

Loss on plugging and abandonment

Loss on plugging and abandonment for the quarter ended March 31, 2012 totaled $1,612,290 due to costs of plugging and abandoning wells in Little Bay, South Atchafalaya Bay and Crooked Bayou fields that exceeded those estimated in our calculation of asset retirement obligation liabilities.  Four of the wells plugged were the deepest and highest pressure wells in our entire inventory of wells to be plugged.  These wells were orphaned wells on expired leases which we inherited from the previous owners and which have never produced since we have owned the assets.  In addition, several of the wells had unanticipated severe casing damage.  Accordingly, the actual costs incurred in plugging and abandoning these wells was substantially higher than we estimated and would expect to incur in future plugging operations.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the quarter ended March 31, 2012 increased 55.5% to $4,937,152 from $3,174,770 in the 2011 quarter.  We utilize the successful efforts method of accounting for oil and gas producing activities.  Under this method, DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.  Approximately 24% of the increase in DD&A over the 2011 quarter was due to production increases.  In addition, approximately $25.7 million in well costs and $6.3 million in infrastructure costs incurred during the last three quarters of 2011 and the first quarter of 2012 were being depleted during the first quarter of 2012.  The overall DD&A rate increased 26% to $19.42 per BOE of production for the quarter ended March 31, 2012 from $15.45 in the 2011 quarter.  Approximately $2.53 of this increase was due to depreciation on the infrastructure costs incurred subsequent to March 31, 2011.

Accretion expense

Accretion expense relating to our asset retirement obligations increased to $555,504 from $424,422 for the quarter ended March 31, 2012 as compared to the 2011 quarter.

General and Administrative Expenses and Other

General and administrative expense for the quarter ended March 31, 2012 increased 39.9% to $2,746,483 from $1,962,984 in the 2011 quarter. The increase in general and administrative expense for the quarter was primarily attributable to a $665,000 increase compensation expense relating to salary increases, additional head count and bonuses accrued under the 2012 Annual Incentive Program.

Severance Taxes

Severance taxes for the quarter ended March 31, 2012 increased to $1,680,879 from $1,432,541 in the 2011 quarter.  The change in severance taxes for the quarter was attributable to increased production partially offset by decreased severance tax rates for our inactive wells.

Other Income (Expense), Net

Net other expense totaled $4,407,795 for the quarter ended March 31, 2012 and $4,553,320 of expenses for the 2011 quarter.  The following table sets forth the components of net other income (expenses) for the 2012 and 2011 quarters:

	Three Months Ended March 31,
	2012	2011
Interest income	$3,316	$27,566
Interest expense	(4,403,584)	(4,580,886)
Financing expense	(7,527)	-
	$(4,407,795)	$(4,553,320)

As more fully described below, the changes in other income (expense), net, was principally attributable to a decrease in interest expense reflecting lower overall borrowings.

Interest Income (Expense), Net

Interest income (expense), net, reflects interest incurred on debt under our credit facilities, partially offset by interest earned on cash balances held. Net interest expense decreased to $4,403,584 in the quarter ended March 31, 2012 from $4,580,886 in the 2011 quarter.  The decrease in net interest expense was attributable to a decrease in our overall borrowings.

Reorganization Expenses

Reorganization expenses reflect payments to professionals and other fees incurred in connection with our prior Chapter 11 case. Reorganization expenses decreased to $43,205 during the quarter ended March 31, 2012 from $110,012 in the 2011 quarter.  The decrease in reorganization expenses was attributable to our exit from bankruptcy in May 2010.

Income Tax Expense (Benefit)

For the quarter ended March 31, 2012 we recorded an income tax benefit of $735,743 compared to income tax expense of $32,500 in the 2011 quarter.  Our effective tax rate for the 2012 period was (39.3%).  Our income tax expense for the 2011 period was related to Louisiana state franchise taxes.

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

Since early 2009, we have not had access to capital under a revolving credit facility and have funded operations out of operating cash flow and cash on hand, which funds have been supplemented by capital raises.  At March 31, 2012, and continuing as of this writing, we had not yet established a revolving credit facility and continue to evaluate multiple potential options regarding the establishment of such a facility.

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

We believe that our cash flows from operations and cash on hand, including funds received from our 2011 equity and note offerings, and improved profitability, are sufficient to support our liquidity needs for the next twelve months, including funding all of our current short-term objectives, including investments in planned infrastructure and deferred maintenance, recompletions, workovers and through-tubing plugbacks.  We believe that our cash flows from operations and cash on hand will also be sufficient to pursue our current mid-term objectives relating to development of proved undeveloped opportunities.  Our development of proved undeveloped opportunities is scalable.  Depending upon the results of our short-term development initiatives, initial development efforts relating to our proved undeveloped opportunities and any further capital efforts, we may accelerate our planned development of proved undeveloped opportunities or otherwise adjust the nature or rate of our development program.  To that end, on May 14, 2012, we entered into purchase agreements with certain institutional investors pursuant to which we expect to receive approximately $17.7 million of additional capital from the sale of shares of our common stock, which funds we intend to use for acceleration of our development program.

Pursuit of our long-term plans for exploratory drilling of deep shelf prospects is expected to require funding in excess of our current resources and projected operating cash flow.  At March 31, 2012, we continued our efforts to identify suitable partners to participate in the exploration of our deep prospects, including ongoing consideration of our previously announced discussions with McMoRan Exploration regarding the formation of a joint venture to explore our deep shelf prospects.  We presently lack the financial resources to carry our proportionate share of the anticipated exploration and development costs associated with any such joint venture and will be required to secure additional financing to support our share of such costs and maintain our interest in such ultra-deep prospects.  To that end, we expect to seek additional partners to enter into arrangements that will provide the necessary funding to pay some, or all, of our share of the joint venture costs with the effect of reducing our interest in the joint venture. We presently have no commitments to provide funding to cover our share of such costs.

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

Cash, Cash Flows and Working Capital

We had a cash balance of $14.8 million and working capital of $6.6 million at March 31, 2012 as compared to a cash balance of $15.9 million and working capital of $8.5 million at December 31, 2011. The decrease in cash on hand and working capital is primarily attributable to the payment of $7.5 million in interest on our 2016 Notes during January 2012.

Operations provided cash flow of $0.9 million for the three months ended March 31, 2012 as compared to $2.5 million for the three months ended March 31, 2011. The change in operating cash flows during 2011 was principally attributable to increased revenues during the three months ended March 31, 2012 offset by payment of plugging and abandonment costs totaling $0.7 million.

Investing activities used cash totaling $4.2 million during the three months ended March 31, 2012 as compared to cash used in investing of $0.6 million during the three months ended March 31, 2011.  The increase in cash used in investing activities during 2012 was attributable to increased development activity on our oil and gas properties and infrastructure upgrades.  Including the cash invested, balances in accounts payable and accrued liabilities, we incurred $7.0 million and $0.4 million for oil and gas development activities for the three months ended March 2012 and 2011, respectively.

Financing activities provided cash flows of $2.2 million during the three months ended March 31, 2012 as compared to cash used in financing activities of $0.2 million during three months ended March 31, 2011.  Cash flows provided by financing activities during the 2012 period related to funds received for the exercise of common stock options and warrants.

Debt and Non-Current Liabilities

At March 31, 2012, we had $125.5 million of indebtedness outstanding (reflecting a $2.0 million debt discount) compared to $125.4 million of indebtedness outstanding at December 31, 2011 (reflecting a $2.1 million debt discount), consisting of $127.5 million under our 2016 Notes.

The principal terms of our debt and non-current liabilities at March 31, 2012 were as follows:

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

Capital Expenditures and Commitments

Our capital spending for the three months ended March 31, 2012 was $7.0 million relating primarily to development of our oil and gas properties, including completion of six recompletions and investments in multiple infrastructure projects.

As of May 1, 2012, we anticipate that our capital budget for the last three quarters of 2012 will be approximately $44.0 million, excluding potential acquisitions and capital requirements associated with any joint ventures to develop our deep prospects.  As noted, we have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.  Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

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

At March 31, 2012, we had no commodity derivative instruments in place.  We intend to evaluate and, based on such evaluation, market conditions and available terms, enter into commodity derivative instruments in the future in order to manage our exposure to commodity price risk and expect that any future revolving credit facility we may enter into will require that we a portion of our future production.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2012.

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

As noted above, at March 31, 2012, we had no commodity derivative instruments in place.

Interest Rate Risk

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SARATOGA RESOURCES, INC.
Date: May 15, 2012
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Michael Aldridge
Michael Aldridge
Executive Vice President and Chief Financial Officer