Form 10-Q
period 2012-06-30
SARATOGA RESOURCES INC /TX
filed 2012-08-09
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of August 2, 2012, we had 30,806,601 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$33,676,705	$15,874,680
Accounts receivable	9,406,137	10,539,757
Prepaid expenses and other	2,677,183	1,189,406
Deferred tax asset, net	-	1,400,000
Other current asset	150,000	150,000
Total current assets	45,910,025	29,153,843

Property and equipment:
Oil and gas properties - proved (successful efforts method)	224,075,472	196,101,827
Other	672,500	658,113
	224,747,972	196,759,940
Less: Accumulated depreciation, depletion and amortization	(64,343,359)	(53,830,820)
Total property and equipment, net	160,404,613	142,929,120

Deferred tax asset, net	6,778,796	5,147,962
Other assets, net	20,905,813	20,531,218
Total assets	$233,999,247	$197,762,143

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,647,111	$4,598,534
Revenue and severance tax payable	5,759,464	5,709,773
Accrued liabilities	10,911,746	8,451,655
Short-term notes payable	1,497,979	344,256
Asset retirement obligation – current	970,433	1,548,945
Total current liabilities	32,786,733	20,653,163

Long-term liabilities:
Asset retirement obligation	10,833,212	9,852,920
Long-term debt, net of unamortized discount of $1,941,627 and $2,115,195, respectively	125,558,373	125,384,805
Total long-term liabilities	136,391,585	135,237,725

Commitment and contingencies (see notes)

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized 30,691,601 and 26,714,815 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	30,691	26,714
Additional paid-in capital	75,978,738	52,674,252
Retained deficit	(11,188,500)	(10,829,711)

Total stockholders' equity	64,820,929	41,871,255

Total liabilities and stockholders' equity	$233,999,247	$197,762,143

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Oil and gas revenues	$23,790,638	$18,774,903	$43,134,318	$34,573,191
Other revenues	323,345	2,281,301	1,197,593	3,430,051
Total revenues	24,113,983	21,056,204	44,331,911	38,003,242

Operating Expense:
Lease operating expense	4,668,000	4,134,023	9,238,699	8,093,112
Workover expense	2,067,833	632,705	3,539,301	1,190,436
Exploration expense	98,290	24,957	155,686	406,389
Loss on plugging and abandonment	856,679	-	2,468,969	-
Dry hole costs	3,479	-	93,353	-
Depreciation, depletion and amortization	5,575,388	5,192,857	10,512,540	8,367,627
Accretion expense	555,504	424,422	1,111,008	848,844
General and administrative	2,324,182	1,937,304	5,070,665	3,900,288
Severance taxes	2,192,246	1,232,533	3,873,125	2,665,074
Total operating expenses	18,341,601	13,578,801	36,063,346	25,471,770

Operating income	5,772,382	7,477,403	8,268,565	12,531,472

Other income (expense):
Interest income	5,526	172,020	8,842	199,586
Interest expense	(4,312,678)	(4,654,626)	(8,723,789)	(9,235,512)
Total other expense	(4,307,152)	(4,482,606)	(8,714,947)	(9,035,926)

Net income (loss) before reorganization expense and income taxes	1,465,230	2,994,797	(446,382)	3,495,546
Reorganization expense	35,036	138,982	78,241	248,994
Net income (loss) before income taxes	1,430,194	2,855,815	(524,623)	3,246,552
Income tax expense (benefit)	569,909	22,214	(165,834)	54,714
Net income (loss)	$860,285	$2,833,601	$(358,789)	$3,191,838

Net income (loss) per share:
Basic	$0.03	$0.15	$(0.01)	$0.18
Diluted	$0.03	$0.12	$(0.01)	$0.15

Weighted average number of common shares outstanding:
Basic	28,657,191	19,145,269	27,886,081	18,238,913
Diluted	29,285,509	22,700,506	27,886,081	21,647,823

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(358,789)	$3,191,838
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	10,512,540	8,367,627
Accretion expense	1,111,008	848,844
Amortization of debt issuance costs	441,986	126,384
Amortization of debt discount	173,568	1,449,042
Dry hole costs	93,353	-
Stock-based compensation	835,194	465,798
Loss on plugging and abandonment	2,468,969	-
Deferred tax benefit	(230,834)	-
Changes in operating assets and liabilities:
Accounts receivable	1,133,620	809,938
Prepaids and other	(1,487,777)	(1,277,781)
Accounts payable	6,210,509	(1,189,178)
Revenue and severance tax payable	49,691	(448,759)
Payments to settle asset retirement obligations	(709,228)	(985,501)
Accrued liabilities	(939,214)	666,513
Net cash provided by operating activities	19,304,596	12,024,765

Cash flows from investing activities:
Additions to oil and gas property	(24,298,595)	(3,351,651)
Additions to other property and equipment	(14,387)	(54,437)
Other assets	(816,581)	(1,209,507)
Net cash used by investing activities	(25,129,563)	(4,615,595)

Cash flows from financing activities:
Proceeds from issuance of common stock	22,473,270	7,452,948
Proceeds from short-term notes payable	1,685,206	1,649,065
Repayment of short-term notes payable	(531,484)	(512,935)
Net cash provided by financing activities	23,626,992	8,589,078

Net increase (decrease) in cash and cash equivalents	17,802,025	15,998,248
Cash and cash equivalents - beginning of period	15,874,680	4,409,984
Cash and cash equivalents - end of period	$33,676,705	$20,408,232

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$65,000	$65,000
Cash paid for interest	7,495,018	7,628,983

Non-cash investing and financing activities:
Accounts payable for oil and gas additions	$2,838,068	$4,286,631
Accrued liabilities for oil and gas additions	930,335	347,612
Accrued interest converted to long-term debt – related party	-	$131,205

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Saratoga Resources, Inc. (“Saratoga” or, the “Company”) is an independent oil and natural gas company engaged in the acquisition, development, exploitation, exploration and production of natural gas and crude oil properties.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $33.4 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

NOTE 2 – CORRECTION OF A PRIOR PEROD

During the prior year, the Company discovered and corrected an error related to workover expense.  The error resulted in an overstatement of workover expense for the quarter ended June 30, 2011.  In accordance with the SEC’s staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors determined that the error was immaterial to the prior reporting period affected.  Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the quarter and six months ended June 30, 2011.

The following table shows the impact of the error to the Consolidated Statement of Operations for the three and six months ended June 30, 2011 and the Consolidated Statement of Cash Flows for the six months ended June 30, 2011:

	For the Three Months Ended June 30, 2011
	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Workover expense	$1,397,404	$(764,699)	$632,705
Total operating expenses	14,343,500	(764,699)	13,578,801
Operating income	6,712,704	764,699	7,477,403
Net income (loss) before reorganization expense and income taxes	2,230,098	764,699	2,994,797
Net income (loss) before income taxes	2,091,116	764,699	2,855,815
Net income (loss)	$2,068,902	$764,699	$2,833,601

Net income (loss) per share:
Basic	$0.11	$0.04	$0.15
Diluted	$0.09	$0.03	$0.12

	For the Six Months Ended June 30, 2011
	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Workover expense	$1,955,135	$(764,699)	$1,190,436
Total operating expenses	26,236,469	(764,699)	25,471,770
Operating income	11,766,773	764,699	12,531,472
Net income (loss) before reorganization expense and income taxes	2,730,847	764,699	3,495,546
Net income (loss) before income taxes	2,481,853	764,699	3,246,552
Net income (loss)	$2,427,139	$764,699	$3,191,838

Net income (loss) per share:
Basic	$0.13	$0.05	$0.18
Diluted	$0.11	$0.04	$0.15

Consolidated Statement of Cash Flows:
Net income (loss)	$2,427,139	764,699	3,191,838
Net cash provided by (used) in operating activities	11,260,066	764,699	12,024,765
Additions to oil and gas property	(2,586,952)	(764,699)	(3,351,651)
Net cash provided by (used in) investing activities	$(3,850,896)	(764,699)	(4,615,595)

NOTE 3 – OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2012	2011
Site specific trust accounts – P&A escrow	$5,066,325	$4,629,816
Debt issuance cost, net	4,944,288	5,386,274
Restricted cash – P&A bonds	10,895,200	10,485,128
Bond	-	30,000
	$20,905,813	$20,531,218

Site Specific Trust Accounts – P&A Escrow

The Company maintains escrow agreements that have been established for the purpose of assuring maintenance and administration of performance bonds which secure certain plugging and abandonment obligations assumed in the acquisition of oil and gas properties in certain fields.  Changes in the escrow accounts reflect additional contributions during 2012.  See Note 7 – “Asset Retirement Obligations”.

Debt Issuance Costs, Net

The Company capitalizes certain debt issuance costs and amortizes those costs as additional interest expense over the lives of the associated debt.  Net debt issuance costs at June 30, 2012 reflect the issuance of the 2016 Notes in July 2011.  See Note 8 – “Debt”.

Restricted Cash – P&A Bonds

Restricted Cash – P&A Bonds consists of cash collateral held in escrow to assure maintenance and administration of performance bonds which secure certain plugging and abandonment obligations imposed by state law.  See Note 7 – “Asset Retirement Obligations”.  The cash collateral is reflected as a long term asset to correspond with the expected timing of the related asset retirement obligation liability.

NOTE 4 – STOCK-BASED COMPENSATION EXPENSE

The Company periodically grants restricted stock and stock options to employees, directors and consultants.  The Company is required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Compensation Plans

In September 2011, the Company’s board of directors adopted, and in June 2012 the Company’s stockholders approved, the Saratoga Resources, Inc. 2011 Omnibus Equity Plan (the “2011 Plan”).  The 2011 Plan reserves a total of 3,000,000 shares for issuance to eligible employees, officers, directors and other service providers pursuant to grants of options, restricted stock, performance stock and other equity based compensation agreements.

In conjunction with the adoption of the 2011 Plan, the Company’s board of directors approved the termination of the Saratoga Resources, Inc. 2008 Long-term Incentive Plan (the “2008 Plan”) and the Saratoga Resources, Inc. 2006 Employee and Consultant Stock Plan (the “2006 Plan”).  As of June 30, 2012, no awards were outstanding under the 2008 Plan or the 2006 Plan.

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

In June 2012, the Company’s board of directors approved stock option grants to purchase an aggregate of 105,000 shares of common stock to non-employee directors.  The options are exercisable for a term of seven years at $6.65 per share and vest ½ on the date of grant and ½ on the first anniversary of the grant date.  The grant date value of the options was $695,100.  The options were valued using the Black-Scholes model with the following assumptions: 292% volatility; 3.75 year estimated life; zero dividends; 0.50% discount rate; and, quoted stock price and exercise price of $6.65.

The following table summarizes information about stock option activity and related information for the six months ended June 30, 2012:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	982,500	$3.09	$4,133,025
Granted	110,000	6.64	-
Exercised	(115,000)	2.11	-
Forfeited	-	-	-
Outstanding at June 30, 2012	977,500	$3.61	$2,304,875
Exercisable at June 30, 2012	565,833	$3.05	$1,641,124

The weighted average remaining contractual term of the outstanding options and exercisable options at June 30, 2012 is 7.3 years.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense included in reported net income	$573,411	$175,113	$835,194	$465,798
Basic earnings per share effect of share-based compensation expense	$(0.02)	$(0.01)	$(0.03)	$(0.03)

As of June 30, 2012, total unrecognized stock-based compensation expense related to non-vested stock options was $1.1 million. The unrecognized expense is expected to be recognized over a weighted average period of 0.7 years.

NOTE 5 – EQUITY

Common Stock Activity

During six months ended June 30, 2012, the Company issued an aggregate of 90,099 shares of common stock upon the exercise of outstanding stock options by non-executive employees and a non-employee director.  Of the shares issued, 45,000 shares were issued for gross proceeds of $76,950, or $1.71 a share, and 45,099 shares were issued pursuant to “cashless” exercise provisions wherein the intrinsic value of the stock options were delivered to the Company in lieu of cash payment of the exercise price of 70,000 stock options, with a weighted average exercise price $2.38 per share.

During the six months ended June 30, 2012, the Company issued an aggregate of 797,327 shares of common stock upon the exercise of outstanding warrants for which the Company received $3,986,635 of proceeds, or $5.00 per share.  In conjunction with the exercise of 213,996 of those warrants, the Company granted three year warrants to purchase an aggregate of 106,997 shares of common stock at $8.00 per share.

On May 24, 2012, the Company sold, in a private placement, an aggregate of 3,089,360 shares of common stock to certain institutional and accredited investors at a price of $6.25 per share, for net proceeds of approximately $18.4 million.

Warrant Activity

The following table summarizes information about stock warrant activity and related information for the six months ended June 30, 2012:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,357,958	$4.82	$3,365,703
Granted	106,997	8.00	-
Exercised	(797,327)	5.00	-
Forfeited	-	-	-
Outstanding at June 30, 2012	667,628	$5.12	$735,755
Exercisable at June 30, 2012	667,628	$5.12	$735,755

The weighted average remaining contract life of the warrants is 1.3 years.

NOTE 6 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended June 30,
	2012			2011
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$860,285	28,657,191	$0.03	$2,833,601	19,145,269	$0.15
Effect of Dilutive Securities:
Stock options and other		628,318			3,555,237
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$860,285	29,285,509	$0.03	$2,833,601	22,700,506	$0.12

	For the Six Months Ended June 30,
	2012			2011
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$(358,789)	27,886,081	$(0.01)	$3,191,838	18,238,913	$0.18
Effect of Dilutive Securities:
Stock options and other		-			3,408,910
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(358,789)	27,886,081	$(0.01)	$3,191,838	21,647,823	$0.15

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

The Company accounts for plugging and abandonment costs in accordance with FASB Accounting Standards Codification 410-20, Accounting for Asset Retirement Obligations.

During the six months ended June 30, 2012, plugging and abandonment costs related to certain properties exceeded the amount reflected in the asset retirement obligation liability.  Accordingly, the excess amount, which was $2,468,969, was recognized as a loss during the period.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2011	$11,401,865
Accretion expense	1,111,008
Additions	-
Revisions	-
Settlements	(709,228)
Balance at June 30, 2012	$11,803,645

NOTE 8 – DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2012	2011
12.5% Senior Secured Notes due 2016	$127,500,000	$127,500,000
Less unamortized discount	1,941,627	2,115,195
	$125,558,373	$125,384,805

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become involved in litigation in the ordinary course of business. At June 30, 2012, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 10 – SUBSEQUENT EVENTS

During July 2012, the Company received gross proceeds of $60,000 for 20,000 stock options exercised at $3.00 a share. The stock options were granted in April 2010.

In July 2012, the Company received gross proceeds of $475,000 from the exercise of warrants to purchase 95,000 shares of common stock at $5.00 per share. The warrants were granted in April 2011.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the six months ended June 30, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploitation, exploration and production of crude oil and natural gas properties.  Our principal properties were acquired in July 2008 and are located in the transitional coastline and protected in-bay environment on parish and state leases of south Louisiana.

At June 30, 2012, we operated or had interests in 102 producing wells and our principal properties covered approximately 32,185 gross/net acres, substantially all of which were held by production without near-term lease expirations, across 12 fields in the transitional coastline and protected in-bay environment on parish and state leases in south Louisiana. We own working interests in our properties ranging from 40% to 100%, with our average working interest on a net acreage leasehold basis being approximately 92%. Our net revenue interests in our properties range from 62% to 88%, with our average net revenue interest on a net acreage leasehold basis being approximately 75%. We operate over 97% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

2012 Developments

Drilling and Development Activities

Drilling and development and infrastructure project operations to date in 2012 are summarized as follows:

Development Drilling.  During the six months ended June 30, 2012, we spud our Mesa Verde SL 3763 #14 well in Vermilion 16 field and were preparing to spud the Jupiter SL 195QQ #202 and North Tiger SL 20433 #1 developmental wells.  Drilling related expenditures on those wells totaled $12.8 million through June 30, 2012.

In July 2012, the Mesa Verde well reached a total depth of 16,250 feet MD/TVD. The well encountered up to 15 potentially productive intervals, including the Marg A, LF, Rob 54 and Amph B sands between 11,333 and 15,890 feet. The Marg A sequence was encountered structurally higher than expected with much thinner MA-2, MA-3 and MA-4 sands compared to downdip well control to the northeast and we are evaluating a possible future sidetrack of the Mesa Verde well targeting thicker sand development to the north of the existing well bore.  In the meantime, we have run a production liner in anticipation of testing and completing the well.

In July 2012, the Jupiter SL 185QQ #202 well in the Grand Bay field was spud and reached total depth of 9,680 feet MD/TVD. The well encountered 104 feet of net pay in 15 sands between 5,516 and 9,042 feet and has been completed as a commercial producer and tied back to our Grand Bay facilities.

In July 2012, the North Tiger SL 20433 #1 well in Breton Sound Block 19 was spud and reached total depth of 9,532 feet MD/9,300 feet TVD. The well encountered 59 feet of net pay in 6 sands.  Completion operations on the well are ongoing with the well expected to be a commercial producer and tied back to our Breton Sound 18 facilities.

Together, the Jupiter and North Tiger wells encountered 15 new, previously unbooked, pool discoveries.

Exploratory Drilling.  We did not drill any exploratory wells during the six months ended June 30, 2012.

Recompletion and Workover Program.  During the six months ended June 30, 2012, we invested $13.4 million in 9 recompletions, 5 of which were successful, 2 of which were unsuccessful and 2 of which were still in progress at the end of the quarter, and an additional $3.5 million on 15 workovers, 13 of which were successful and two of which were unsuccessful.  One of the recompletions and four of the workovers involved operations on wells for salt water disposal.

Timing of our ongoing recompletion and workover program is expected to be affected for the balance of 2012 by a temporary shortage of workover rigs for inland water operations in South Louisiana.  Following an incident involving a workover rig of one of our vendors while working for a neighboring operator, all of the vendor’s rigs were taken out of service pending a full coastguard inspection and reinstatement of insurance coverage.  As a result of such events, there is currently an approximately 8 week wait for access to workover rigs which is expected to result in delays in commencement of well maintenance and recompletions requiring workover barge rigs.

Infrastructure Program.  During the six months ended June 30, 2012, we invested $1.8 million in infrastructure improvements and additions to support existing production and anticipated increases in production.

Drilling and Development Plans.  We have an extensive inventory of drilling opportunities, including numerous proved behind pipe and proved undeveloped opportunities as well as a number of exploratory opportunities.  Our near term development plans are focused on proved undeveloped opportunities and conversion of PDNP opportunities.

For the six months ended June 30, 2012, we had approximately 102 gross (101 net) wells in production.

Compensation

In March 2012, our board of directors approved a stock option grant to purchase an aggregate of 5,000 shares of common stock to a non-executive employee.  The options are exercisable for a term of seven years at $6.40 per share and vested ½ on grant and ½ on the first anniversary of the grant date.

June 2012, the Company’s board of directors approved stock option grants to purchase an aggregate of 105,000 shares of common stock to non-employee directors.  The options are exercisable for a term of seven years at $6.65 per share and vest ½ on the date of grant and ½ on the first anniversary of the grant date.

As a result of the stock option grants during 2012, we recorded $379,701 of compensation charges that are reflected in general and administrative expense for the six months ended June 30, 2012.

As of June 30, 2012, total compensation cost related to unvested stock option awards not yet recognized in earnings was approximately $1.1 million, which is expected to be recognized over a weighted average period of approximately 0.7 years.

In March 2012, our board of directors approved the adoption of the 2012 Annual Incentive Program which is intended to establish potential bonus payouts tied to satisfaction of performance criteria and established broad company performance criteria. Full payout under the program would result in bonuses of approximately $1.9 million.  $475,000 of compensation expense was reported during the six months ended June 30, 2012 based on accrual of estimated bonus payments under the program.

Share Issuances for Cash

During the six months ended June 30, 2012, we sold 45,000 shares of common stock for $76,950 pursuant to the exercise of outstanding stock options.

During the six months ended June 30, 2012, we sold 797,327 shares of common stock for $3,986,635 pursuant to the exercise of outstanding stock warrants.

On May 24, 2012, we sold, in a private placement, an aggregate of 3,089,360 shares of common stock to certain institutional and accredited investors at a price of $6.25 per share, for net proceeds of approximately $18.4 million.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended June 30, 2012 increased by 27% to $23.8 million from $18.8 million in the 2011 quarter.   For the six month period ended June 30, 2012, oil and gas revenue increased 25% to $43.1 million from $34.6 million in the 2011 period.

For the quarter ended June 30, 2012, the increase in revenue was attributable to a 48% increase in production volumes partially offset by a 15% decrease in average hydrocarbon prices realized as compared to the 2011 quarter.  For the six months ended June 30, 2012, the increase in revenue was attributable to a 36% increase in production volumes partially offset by a 9% decrease in average hydrocarbon prices realized as compared to the 2011 period.

The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes and average sales prices for the quarters and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Oil	$21,453,463	$16,447,036	$38,583,803	$30,064,945
Gas	2,337,175	2,327,867	4,550,515	4,508,246
Total oil and gas revenues	$23,790,638	$18,774,903	$43,134,318	$34,573,191

Production
Oil (Bbls)	195,151	146,110	345,895	284,834
Gas (Mcf)	761,620	424,819	1,382,337	825,751
Total production (Boe)	322,088	216,913	576,285	422,459

Average sales price
Oil (per Bbl)	$109.93	$112.57	$111.55	$105.55
Gas (per Mcf)	3.07	5.48	3.29	5.46
Total average sales price (per Boe)	$73.86	$86.55	$74.85	$81.84

The increase in production during the 2012 quarter was attributable to our recompletion and workover program and efforts during the 2011 and 2012 periods to address deferred maintenance, third party facilities capacity limitations and infrastructure upgrades that resulted in the resumption of production, or increases in production.

The decrease in realized hydrocarbon prices reflects continued weakening of natural gas prices which were partially offset by a continued trend of increasing global crude oil prices, which trend began to moderate during the second quarter.  During the 2012 period, we continued to realize a premium to prevailing WTI prices as a result of the quality of our oil produced. At June 30, 2012, we were fully unhedged and, during the 2012 period, benefited from premiums to prevailing WTI prices, but were subject to falling natural gas prices and a pullback in crude oil prices during the second quarter which continued subsequent to the end of the quarter.

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

Other revenue for the quarter ended June 30, 2012 decreased to $323,345 from $2,281,301 in the 2011 quarter.  For the six months ended June 30, 2012, other revenue decreased to $1,197,593 from $3,430,051 for the 2011 period.  The decrease in other revenue was principally as a result of the one-time nature of the severance tax refunds totaling $1.9 million in the 2011 quarter.

Operating Expenses

Operating expenses increased by 35% to $18.3 million for the quarter ended June 30, 2012 from $13.6 million in the 2011 quarter.

The following table sets forth the components of operating expenses for the 2012 and 2011 quarters:

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Total	Per Boe	Total	Per Boe
Lease operating expense	$4,668,000	$14.49	$4,134,023	$19.06
Workover expense	2,067,833	6.42	632,705	2.92
Exploration expense	98,290	0.31	24,957	0.11
Loss on plugging and abandonment	856,679	2.66	-	-
Dry hole costs	3,479	0.01	-	-
Depreciation, depletion and amortization	5,575,388	17.31	5,192,857	23.94
Accretion expense	555,504	1.72	424,422	1.96
General and administrative expenses	2,324,182	7.22	1,937,304	8.93
Production and severance taxes	2,192,246	6.81	1,232,533	5.68
	$18,341,601	$56.95	$13,578,801	$62.60

Operating expenses increased by 42% to $36.1 million for the six months ended June 30, 2012 from $25.5 million in the 2011 period.

The following table sets forth the components of operating expenses for the 2012 and 2011 periods:

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Total	Per Boe	Total	Per Boe
Lease operating expense	$9,238,699	$16.03	$8,093,112	$19.15
Workover expense	3,539,301	6.14	1,190,436	2.82
Exploration expense	155,686	0.27	406,389	0.96
Loss on plugging and abandonment	2,468,969	4.29	-	-
Dry hole costs	93,353	0.16	-	-
Depreciation, depletion and amortization	10,512,540	18.24	8,367,627	19.81
Accretion expense	1,111,008	1.93	848,844	2.01
General and administrative expenses	5,070,665	8.80	3,900,288	9.23
Production and severance taxes	3,873,125	6.72	2,665,074	6.31
	$36,063,346	$62.58	$25,471,770	$60.29

As more fully described below, the change in operating expenses was primarily attributable to increased lease operating expense, workover expense, depreciation, depletion and amortization expense and general and administrative expense, and a one-time loss on plugging and abandonment.

Lease Operating Expenses

Lease operating expenses for the quarter ended June 30, 2012 increased 12.9% to $4,668,000 from $4,134,023 in the 2011 quarter, but decreased 24.0% to $14.49 per BOE from $19.06 per BOE, in the 2011 quarter.  Lease operating expenses for the six months ended June 30, 2012 increased 14.2% to $9,238,699 from $8,093,112 in the 2011 period, but decreased 16.3% to $16.03 per BOE from $19.15 per BOE, in the 2011 period.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. The increases in operating expenses during the 2012 were primarily attributable to an increase in production volumes and an increase in operating expenses on third party operated properties and increases in transportation expenses.  The decrease in lease operating expenses on a per BOE basis was primarily attributable to the fixed nature of certain lease operating expenses.

Workover Expense

Workover expense for the quarter ended June 30, 2012 increased to $2,067,833 from $632,705 in the 2011 quarter and increased to $3,539,301 from $1,190,436 for the six months ended June 30, 2012 from the 2011 period.  The change in workover expense was attributable to an increase in the number of workovers completed during the six months ended June 30, 2012.

Exploration Expense

Exploration expense for the quarter ended June 30, 2012 increased to $98,290 from $24,957 in the 2011 quarter.  Exploration expense for the six months ended June 30, 2012 decreased to $155,686 from $406,389 in the 2011 period.  Exploration expenses are principally related to delay rentals.  The change in exploration expense was primarily attributable to the completion of our full field study program during early 2011 and delay rentals paid during the 2011 period.

Loss on plugging and abandonment

Loss on plugging and abandonment for the quarter ended June 30, 2012 totaled $856,679 and for the six months ended June 30, 2012 totaled $2,468,969 due to costs of plugging and abandoning wells in Little Bay, South Atchafalaya Bay and Crooked Bayou fields that exceeded those estimated in our calculation of asset retirement obligation liabilities.  Four of the wells plugged were the deepest and highest pressure wells in our entire inventory of wells to be plugged.  These wells were orphaned wells on expired leases which we inherited from the previous owners and which have never produced since we have owned the assets.  In addition, several of the wells had unanticipated severe casing damage.  Accordingly, the actual costs incurred in plugging and abandoning these wells was substantially higher than we estimated and would expect to incur in future plugging operations.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the quarter ended June 30, 2012 increased 7.4% to $5,575,388 from $5,192,857 in the 2011 quarter, but decreased to $17.31 per BOE from $23.94 per BOE in the 2011 quarter.  Depreciation, depletion and amortization for the six months ended June 30, 2012 increased 25.6% to $10,512,540 from $8,367,627 in the 2011 period, but decreased to $18.24 per BOE from $19.80 per BOE in the 2011 period.

We utilize the successful efforts method of accounting for oil and gas producing activities.  Under this method, DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.  The increase in DD&A expense for the quarter and the six month periods reflects increased production volumes.

Accretion expense

Accretion expense relating to our asset retirement obligations increased to $555,504 from $424,422 for the quarter ended June 30, 2012 as compared to the 2011 quarter.  Accretion expense increased to $1,111,008 from $848,844 for the six months ended June 30, 2012 as compared to the 2011 period.

The increase in accretion expense was attributable to changes in the anticipated plugging dates and discount rates used in calculating the asset retirement obligation for certain fields.

General and Administrative Expenses and Other

General and administrative expense for the quarter ended June 30, 2012 increased 20.0% to $2,324,182 from $1,937,304 in the 2011 quarter, but was 19.1% lower on a per BOE basis. For the six months ended June 30, 2012, general and administrative expense increased by 30.0% to $5,070,665 from $3,900,288 in the 2011 period, but decreased 4.7% on a per BOE basis. The increase in general and administrative expense for the quarter was primarily attributable to increases in compensation expense relating to salary increases, additional head count and bonuses accrued under the 2012 Annual Incentive Program.

Severance Taxes

Severance taxes for the quarter ended June 30, 2012 increased to $2,192,246 from $1,232,533 in the 2011 quarter.  For the six months ended June 30, 2012, severance taxes increased to $3,873,125 from $2,665,074 for the 2011 period.  The change in severance taxes was attributable to increased production partially offset by decreased severance tax rates for our inactive wells.

Other Income (Expense), Net

Net other expense decreased to $4.3 million for the quarter ended June 30, 2012 from $4.5 million for the 2011 quarter.  For the six months ended June 30, 2012, net other expense totaled $8.7 million as compared to $9.0 million in the 2011 period.

The following table sets forth the components of net other income (expenses) for the 2012 and 2011 quarter and six month periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$5,526	$172,020	$8,842	$199,586
Interest expense	(4,312,678)	(4,654,626)	(8,723,789)	(9,235,512)
	$(4,307,152)	$(4,482,606)	$(8,714,947)	$(9,035,926)

The changes in other income (expense), net, was principally attributable to a decrease in interest expense reflecting lower overall borrowings.

Reorganization Expenses

Reorganization expenses reflect payments to professionals and other fees incurred in connection with our prior Chapter 11 case. Reorganization expenses decreased to $35,036 during the quarter ended June 30, 2012 from $138,982 in the 2011 quarter.  Reorganization expense decreased to $78,241 during the six months ended June 30, 2012 from $248,994 in the 2011 period.  The decrease in reorganization expenses was attributable to our exit from bankruptcy in May 2010.

Income Tax Expense (Benefit)

For the quarter ended June 30, 2012 we recorded an income tax expense of $569,909 compared to income tax expense of $22,214 in the 2011 quarter.  Our effective tax rate for the 2012 quarter was 39.8%.  For the six months ended June 30, 2012 we recorded an income tax benefit of ($165,834) compared income tax expense of $54,714 for the 2011 period.  Our effective tax rate for the 2012 period was (31.6%).  Our income tax expense for 2011 was related to Louisiana state franchise taxes.

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

Since early 2009, we have not had access to capital under a revolving credit facility and have funded operations out of operating cash flow and cash on hand, which funds have been supplemented by capital raises.  At June 30, 2012, and continuing as of this writing, we had not yet established a revolving credit facility and continue to evaluate multiple potential options regarding the establishment of such a facility.

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

We believe that our cash flows from operations and cash on hand, including funds received from our 2012 equity and 2011 equity and note offerings are sufficient to support our liquidity needs for the next twelve months, including funding all of our current short-term objectives, including investments in planned infrastructure and deferred maintenance, recompletions, workovers and through-tubing plugbacks.  We believe that our cash flows from operations and cash on hand will also be sufficient to pursue our current mid-term objectives relating to development of proved undeveloped opportunities.  Our development of proved undeveloped opportunities is scalable.  Depending upon the results of our short-term development initiatives, initial development efforts relating to our proved undeveloped opportunities and any further capital efforts, we may accelerate our planned development of proved undeveloped opportunities or otherwise adjust the nature or rate of our development program.

We continue discussions with McMoRan and other parties regarding the formation of joint ventures to explore our deep and ultra-deep shelf prospects at Vermilion 16 and Grand Bay.

Unexpected declines in commodity prices or production levels, or failures in achieving production increases through short- and mid-term development plans, could result in our inability to support our operations and drilling and development plans.

Further, as noted above, in order to further supplement our liquidity and increase our operating flexibility, we intend to enter into a new revolving credit facility. We continue to pursue efforts to enter into a definitive agreement to provide a revolving credit facility but, as of this writing, have not yet established such a facility and there can be no assurance that we will be successful in establishing a revolving credit facility on terms that we consider to be favorable or at all.

Cash, Cash Flows and Working Capital

We had a cash balance of $33.7 million and working capital of $13.1 million at June 30, 2012 as compared to a cash balance of $15.9 million and working capital of $8.5 million at December 31, 2011. The increase in cash on hand and working capital is primarily attributable to our equity offering during May 2012.

Operations provided cash flow of $19.3 million for the six months ended June 30, 2012 as compared to $12.0 million for the six months ended June 30, 2011. The change in operating cash flows during 2011 was principally attributable to increased revenues during the six months ended June 30, 2012 together with an increase in payables and accrued expenses reflecting increased developmental drilling activity.

Investing activities used cash totaling $25.1 million during the six months ended June 30, 2012 as compared to cash used in investing of $4.6 million during the six months ended June 30, 2011.  The increase in cash used in investing activities during 2012 was attributable to increased development activity on our oil and gas properties and infrastructure upgrades.  Including the cash invested, balances in accounts payable and accrued liabilities, we incurred $28.1 million and $8.0 million for oil and gas development activities for the six months ended June 30, 2012 and 2011, respectively.

Financing activities provided cash flows of $23.6 million during the six months ended June 30, 2012 as compared to cash provided by financing activities of $8.6 million during six months ended June 30, 2011.  Cash flows provided by financing activities during the 2012 period related to our equity offering and funds received for the exercise of common stock options and warrants.

Debt and Non-Current Liabilities

At June 30, 2012, we had $125.6 million of indebtedness outstanding (reflecting a $1.9 million debt discount) compared to $125.4 million of indebtedness outstanding at December 31, 2011 (reflecting a $2.1 million debt discount), consisting of $127.5 million under our 2016 Notes.

The principal terms of our debt and non-current liabilities at June 30, 2012 were as follows:

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

Capital Expenditures and Commitments

Our capital spending for the six months ended June 30, 2012 was $28.0 million relating primarily to development of our oil and gas properties, including completion of 7 recompletions and investments in multiple infrastructure projects.

As of August 1, 2012, we anticipate that our capital budget for the last two quarters of 2012 will be between $35 and $40 million, excluding potential acquisitions and capital requirements associated with any joint ventures to develop our deep prospects.  As noted, we have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.  Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

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

At June 30, 2012, we had no commodity derivative instruments in place.  We intend to evaluate and, based on such evaluation, market conditions and available terms, enter into commodity derivative instruments in the future in order to manage our exposure to commodity price risk and expect that any future revolving credit facility we may enter into will require that we a portion of our future production.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2012.

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

As noted above, at June 30, 2012, we had no commodity derivative instruments in place.

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 9, 2012
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Michael Aldridge
Michael Aldridge
Executive Vice President and Chief Financial Officer