Form 10-Q
period 2012-09-30
SARATOGA RESOURCES INC /TX
filed 2012-11-13
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of October 29, 2012, we had 30,905,101 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$8,288,106	$15,874,680
Accounts receivable	6,304,451	10,539,757
Prepaid expenses and other	1,980,173	1,189,406
Deferred tax asset, net	-	1,400,000
Other current asset	150,000	150,000
Total current assets	16,722,730	29,153,843

Property and equipment:
Oil and gas properties - proved (successful efforts method)	249,984,720	196,101,827
Other	713,251	658,113
	250,697,971	196,759,940
Less: Accumulated depreciation, depletion and amortization	(68,045,627)	(53,830,820)
Total property and equipment, net	182,652,344	142,929,120

Deferred tax asset, net	6,948,628	5,147,962
Other assets, net	18,923,094	20,531,218
Total assets	$225,246,796	$197,762,143

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$8,867,682	$4,598,534
Revenue and severance tax payable	4,167,429	5,709,773
Accrued liabilities	7,908,539	8,451,655
Derivative liabilities – short term	189,060	-
Short-term notes payable	933,403	344,256
Asset retirement obligation – current	1,158,532	1,548,945
Total current liabilities	23,224,645	20,653,163

Long-term liabilities:
Asset retirement obligation	11,323,077	9,852,920
Long-term debt, net of unamortized discount of $1,849,867 and $2,115,195, respectively	125,650,133	125,384,805
Total long-term liabilities	136,973,210	135,237,725

Commitment and contingencies (see notes)

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized 30,867,513 and 26,714,815 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	30,867	26,714
Additional paid-in capital	76,864,136	52,674,252
Accumulated other comprehensive income(loss)	(182,569)	-
Retained deficit	(11,663,493)	(10,829,711)

Total stockholders' equity	65,048,941	41,871,255

Total liabilities and stockholders' equity	$225,246,796	$197,762,143

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Oil and gas revenues	$16,454,125	$18,885,950	$59,588,443	$53,459,141
Oil and gas hedging	(6,490)	-	(6,490)	-
Other revenues	269,810	938,385	1,467,403	4,368,436
Total revenues	16,717,445	19,824,335	61,049,356	57,827,577

Operating Expense:
Lease operating expense	4,622,010	4,590,675	13,860,709	12,683,787
Workover expense	306,745	32,549	3,846,046	458,286
Exploration expense	213,733	166,688	369,419	573,077
Loss on plugging and abandonment	-	-	2,468,969	-
Dry hole costs	-	3,787,911	93,353	3,787,911
Depreciation, depletion and amortization	3,658,002	4,009,462	14,170,532	12,377,089
Impairment expense	44,276	-	44,276	-
Accretion expense	555,504	399,634	1,666,512	1,248,478
General and administrative	1,971,634	2,616,072	7,042,299	6,516,360
Severance taxes	1,502,134	1,431,567	5,375,259	4,096,641
Total operating expenses	12,874,038	17,034,558	48,937,374	41,741,629

Operating income	3,843,407	2,789,777	12,111,982	16,085,948

Other income (expense):
Interest income	11,204	37,492	20,046	237,078
Interest expense	(4,334,389)	(4,384,499)	(13,058,178)	(13,620,011)
Gain on extinguishment of debt	-	7,708,486	-	7,708,486
Total other expense	(4,323,185)	3,361,479	(13,038,132)	(5,674,447)

Net income (loss) before reorganization expense and income taxes	(479,778)	6,151,256	(926,150)	10,411,501
Reorganization expense	43,287	125,420	121,528	374,414
Net income (loss) before income taxes	(523,065)	6,025,836	(1,047,678)	10,037,087
Income tax expense (benefit)	(48,062)	(146,082)	(213,896)	(91,368)
Net income (loss)	$(475,003)	$6,171,918	$(833,782)	$10,128,455

Other comprehensive income(loss)
Unrealized loss on derivative instruments	(182,569)	-	(182,569)	-
Total comprehensive income(loss)	$(657,572)	$6,171,918	$(1,016,351)	$10,128,455

Net income (loss) per share:
Basic	$(0.02)	$0.25	$(0.03)	$0.49
Diluted	$(0.02)	$0.24	$(0.03)	$0.48

Weighted average number of common shares outstanding:
Basic	30,808,775	24,852,001	28,867,424	20,467,500
Diluted	30,808,775	25,796,280	28,867,424	21,152,120

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(833,782)	$10,128,455
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	14,170,532	12,377,089
Impairment expense	44,276	-
Accretion expense	1,666,512	1,248,478
Amortization of debt issuance costs	675,649	313,983
Amortization of debt discount	265,328	1,618,929
Dry hole costs	93,353	3,787,911
Stock-based compensation	1,040,127	793,295
Loss on plugging and abandonment	2,468,969	-
Deferred tax benefit	(400,666)	-
Unrealized loss on hedges	6,490	-
Gain on extinguishment of debt	-	(7,708,486)
Changes in operating assets and liabilities:
Accounts receivable	4,235,306	(404,976)
Prepaids and other	(790,767)	(676,418)
Accounts payable	(1,806,687)	(768,985)
Revenue and severance tax payable	(1,542,344)	(818,723)
Payments to settle asset retirement obligations	(586,769)	(750,840)
Accrued liabilities	(4,720,786)	3,748,868
Net cash provided by operating activities	13,984,741	22,888,580

Cash flows from investing activities:
Additions to oil and gas property	(46,191,709)	(21,920,216)
Additions to other property and equipment	(55,138)	(83,703)
Proceeds from cash collateral	2,021,628	-
Other assets	(1,089,153)	(556,769)
Net cash used by investing activities	(45,314,372)	(22,560,688)

Cash flows from financing activities:
Proceeds from issuance of common stock	23,153,910	14,804,718
Proceeds from short-term notes payable	1,685,226	1,649,066
Repayment of short-term notes payable	(1,096,079)	(1,062,625)
Debt issuance costs of long-term debt	-	(6,517,796)
Repayment of debt borrowing	-	(268,224)
Net cash provided by financing activities	23,743,057	8,605,139

Net increase (decrease) in cash and cash equivalents	(7,586,574)	8,933,031
Cash and cash equivalents - beginning of period	15,874,680	4,409,984
Cash and cash equivalents - end of period	$8,288,106	$13,343,015

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$186,770	$97,500
Cash paid for interest	7,987,234	8,144,276

Non-cash investing and financing activities:
Accounts payable for oil and gas additions	$6,075,835	$4,981,325
Accrued liabilities for oil and gas additions	1,708,702	556,264
Accrued interest converted to long-term debt – related party	$-	$131,205
Non-cash refinance of long-term debt:
Repayment of debt borrowing	$-	$145,231,776
Proceeds from refinance of long-term debt	-	125,231,776
Proceeds from issuance of common stock	$-	$20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $8.0 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

NOTE 2 – CORRECTION OF A PRIOR PERIOD

During the prior year, the Company discovered and corrected an error related to workover expense.  The error resulted in an overstatement of workover expense for the quarter ended June 30, 2011.  In accordance with the SEC’s staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors determined that the error was immaterial to the prior reporting period affected.  Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for the nine months ended September 30, 2011.

The following table shows the impact of the error to the Consolidated Statement of Operations for the nine months ended September 30, 2011 and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011:

	For the Nine Months Ended September 30, 2011
	As Reported		Adjustment	As Revised
Consolidated Statement of Operations:
Workover expense	$1,222,985		$(764,699)	$458,286
Total operating expenses	42,506,328		(764,699)	41,741,629
Operating income	15,321,249		764,699	16,085,948
Net income (loss) before reorganization expense and income taxes	9,646,802		764,699	10,411,501
Net income (loss) before income taxes	9,272,388		764,699	10,037,087
Net income (loss)	$9,363,756		$764,699	$10,128,455

Net income (loss) per share:
Basic	$0.46		$0.05	$0.49
Diluted	$0.44		$0.04	$0.48

Consolidated Statement of Cash Flows:
Net income (loss)	$9,363,756		764,699	10,128,455
Net cash provided by operating activities	22,123,881	(1)	764,699	22,888,580
Additions to oil and gas property	(21,155,517)	(1)	(764,699)	(21,920,216)
Net cash (used in) investing activities	$(21,795,989)	(1)	(764,699)	(22,560,688)

(1)

These amounts changed from those originally reported due to reclassifications of prior period balances in order to conform to current reporting practices.

NOTE 3 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company utilizes hedge accounting for our cash flow hedges, which consist of fixed price swaps.  For the three months ended September 30, 2012 the Company recognized a derivative liability of $189,060 with the change in fair value reflected in other comprehensive income (loss).

As of September 30, 2012, the Company had the following hedge contracts outstanding:

	Beginning	Ending	Fixed	Total
Instrument	Date	Date	Price	Bbls
Swap	October 2012	December 2012	$110.05	27,600
Swap	October 2012	December 2012	108.05	32,200
Swap	October 2012	December 2012	$108.00	32,200
				92,000

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company has various financial instruments that are measured at fair value in the financial statements, including commodity derivatives.  The Company’s financial assets and liabilities are measured using input from three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The three levels are as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the assets or liability and inputs that are derived principally from, or corroborated by, observable market data by correlation or other means (market corroborated inputs).

Level 3 – Unobservable inputs that reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists.  The Company develops these inputs based on the best information available, using internal and external data.

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of September 30, 2012:

	Beginning	Ending	Fixed
Description	Level 1	Level 2	Level 3	Total
Liabilities:
Commodity derivatives	$-	$189,060	-	$189,060
	$-	$189,060	-	$189,060

The Company uses various commodity derivative instruments, including fixed price swaps.  The fair value of commodity derivatives is determined using forward price curves derived from market price quotations, externally developed and commercial models, with internal and external fundamental data inputs.  Market price quotations are obtained from independent energy brokers, direct communication with market participants and actual transactions executed by the Company.

NOTE 5 – OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2012	2011
Site specific trust accounts – P&A escrow	$5,338,897	$4,629,816
Debt issuance cost, net	4,710,625	5,386,274
Restricted cash	8,873,572	10,485,128
Bond	-	30,000
	$18,923,094	$20,531,218

Site Specific Trust Accounts – P&A Escrow

The Company maintains escrow agreements that have been established for the purpose of assuring maintenance and administration of performance bonds which secure certain plugging and abandonment obligations assumed in the acquisition of oil and gas properties in certain fields.  Changes in the escrow accounts reflect additional contributions and interest earned during 2012. See Note 9 – “Asset Retirement Obligations”.

Debt Issuance Costs, Net

The Company capitalizes certain debt issuance costs and amortizes those costs as additional interest expense over the lives of the associated debt.  Net debt issuance costs at September 30, 2012 reflect the issuance of the 2016 Notes in July 2011.  See Note 10 – “Debt”.

Restricted Cash

Restricted Cash consists of cash collateral held in escrow to assure maintenance and administration of performance bonds and letters of credit which secure certain plugging and abandonment obligations imposed by state law.  See Note 9 – “Asset Retirement Obligations”.  During 2012, the Company replaced certain letters of credit with performance bonds and, as a result, $2,021,628 was released from the cash collateral.  The cash collateral is reflected as a long term asset to correspond with the expected timing of the related asset retirement obligation liability.

NOTE 6 – STOCK-BASED COMPENSATION EXPENSE

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

In conjunction with the adoption of the 2011 Plan, the Company’s board of directors approved the termination of the Saratoga Resources, Inc. 2008 Long-term Incentive Plan (the “2008 Plan”) and the Saratoga Resources, Inc. 2006 Employee and Consultant Stock Plan (the “2006 Plan”).  As of September 30, 2012, no awards were outstanding under the 2008 Plan or the 2006 Plan.

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

The following table summarizes information about stock option activity and related information for the nine months ended September 30, 2012:

	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	982,500	$3.09	$4,133,025
Granted	110,000	6.64	-
Exercised	(195,912)	2.34	-
Forfeited	(34,000)	5.63	-
Outstanding at September 30, 2012	862,588	$3.62	$1,737,518
Exercisable at September 30, 2012	574,254	$3.05	$1,462,799

The weighted average remaining contractual term of the outstanding options and exercisable options at September 30, 2012 is 6.9 and 5.6 years, respectively.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense included in reported net income	$204,833	$327,497	$1,040,127	$793,295
Basic earnings per share effect of share-based compensation expense	$(0.01)	$(0.01)	$(0.04)	$(0.04)

As of September 30, 2012, total unrecognized stock-based compensation expense related to non-vested stock options was $0.7 million. The unrecognized expense is expected to be recognized over a weighted average period of 0.7 years.

NOTE 7 – EQUITY

Common Stock Activity

During nine months ended September 30, 2012, the Company issued an aggregate of 171,011shares of common stock upon the exercise of outstanding stock options by non-executive employees and a non-employee director.  Of the shares issued, 125,912 shares were issued for gross proceeds of $292,491, or $2.32 a share, and 45,099 shares were issued pursuant to “cashless” exercise provisions wherein the intrinsic value of the stock options were delivered to the Company in lieu of cash payment of the exercise price of 70,000 stock options, with a weighted average exercise price $2.38 per share.

During the nine months ended September 30, 2012, the Company issued an aggregate of 892,327 shares of common stock upon the exercise of outstanding warrants for which the Company received $4,461,635 of proceeds, or $5.00 per share.  In conjunction with the exercise of 213,996 of those warrants, the Company granted three year warrants to purchase an aggregate of 106,997 shares of common stock at $8.00 per share.

On May 24, 2012, the Company sold, in a private placement, an aggregate of 3,089,360 shares of common stock to certain institutional and accredited investors at a price of $6.25 per share, for net proceeds of approximately $18.4 million.

Warrant Activity

The following table summarizes information about stock warrant activity and related information for the nine months ended September 30, 2012:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,357,958	$4.82	$3,365,703
Granted	106,997	8.00	-
Exercised	(892,327)	5.00	-
Forfeited	-	-	-
Outstanding at September 30, 2012	572,628	$5.14	$465,903
Exercisable at September 30, 2012	572,628	$5.14	$465,903

The weighted average remaining contract life of the warrants is 1.1 years.

NOTE 8 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended September 30,
	2012			2011
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$(475,003)	30,808,775	$(0.02)	$6,171,918	24,852,001	$0.25
Effect of Dilutive Securities:
Stock options and other		-			944,279
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(475,003)	30,808,775	$(0.02)	$6,171,918	25,796,280	$0.24

	For the Nine Months Ended September 30,
	2012			2011
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Income attributable to common stock	$(833,782)	28,867,424	$(0.03)	$9,363,756	20,467,500	$0.46
Effect of Dilutive Securities:
Stock options and other		-			684,620
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(833,782)	28,867,424	$(0.03)	$9,363,756	21,152,120	$0.44

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The Company accounts for plugging and abandonment costs in accordance with FASB Accounting Standards Codification 410-20, Accounting for Asset Retirement Obligations.

During the nine months ended September 30, 2012, plugging and abandonment costs related to certain properties exceeded the amount reflected in the asset retirement obligation liability.  Accordingly, the excess amount, which was $2,468,969, was recognized as a loss during the period.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2011	$11,401,865
Accretion expense	1,666,512
Additions	-
Revisions	-
Settlements	(586,768)
Balance at September 30, 2012	$12,481,609

NOTE 10 – DEBT

Long-term debt consists of the following:

	September 30,	December 31,
	2012	2011
12.5% Senior Secured Notes due 2016	$127,500,000	$127,500,000
Less unamortized discount	1,849,867	2,115,195
	$125,650,133	$125,384,805

2016 Notes

In July 2011, the Company and the several wholly-owned subsidiaries of the Company (the “Guarantors”) entered into a Purchase Agreement (the “Purchase Agreement”) with Imperial Capital, LLC (the “Initial Purchaser”), relating to the issuance and sale of $127.5 million in aggregate principal amount of the Company’s 12.5% Senior Secured Notes due 2016 (the “2016 Notes”). The 2016 Notes were sold at 98.221% of par. The 2016 Notes were offered and sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The 2016 Notes were resold to qualified institutional buyers in reliance on Rule 144A of the Securities Act and to persons outside of the U.S. pursuant to Regulation S.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become involved in litigation in the ordinary course of business. At September 30, 2012, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

Hurricane Isaac resulted in a disruption of production and the shut-in of 100% of our wells for a period of 17 days beginning August 26th and ending September 11, 2012.  The delay in returning field to productive status was primarily attributable to delays in third party pipeline transportation.  We experienced minimal damage to our asset base and estimate total gross repair cost at $1 million,  of which $0.75 million is expected to be covered by insurance.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

NOTE 12 – SUBSEQUENT EVENTS

During October 2012, the Company received gross proceeds of $83,364 for 37,588 stock options exercised at a weighted average of $2.22 per share. The stock options were granted in March 2010 and April 2010.

During October 2012, the Company entered into a fixed price swap at a rate of $110.85 per barrel covering 9,000 barrels of oil in November 2012 and 9,300 barrels in December 2012.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the nine months ended September 30, 2012, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

At September 30, 2012, we operated or had interests in 101 producing wells and our principal properties covered approximately 32,119 gross/net acres, substantially all of which were held by production without near-term lease expirations, across 12 fields in the transitional coastline and protected in-bay environment on parish and state leases in south Louisiana. We own approximately 100% working interest in all our properties, with the only exceptions being a handful of wells where we have either a net profits interest or an overriding royalty interest. Our net revenue interests in our properties range from 62% to 88%, with our average net revenue interest on a net acreage leasehold basis being approximately 75%. We operate over 97% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

2012 Developments

Drilling and Development Activities

Drilling and development and infrastructure project operations to date in 2012 are summarized as follows:

Development Drilling.  During the nine months ended September 30, 2012, we drilled and completed three wells, two of which were dual completions, namely the Jupiter SL 195QQ #202 well in Grand Bay field, the Mesa Verde SL 3763 #14 well in Vermilion 16 field and the North Tiger SL 20433 #1well in Breton Sound Block 18 field.  Drilling related capital expenditures on those wells totaled $35.9 million through September 30, 2012.

We spud the SL 195QQ #202 “Jupiter” well in Grand Bay Field in July 2012 and drilled to 9,688 feet measured depth (“MD”)/true vertical depth (“TVD”). The well encountered 104 feet of net pay in 15 sands between 5,516 and 9,042 feet and was completed in the 15 sand in early August 2012. The well tested on August 14, 2012 at a gross rate of 245 barrels of oil per day (“BOPD”) and 650 thousand cubic feet of gas per day (“MCFPD”), or net 254 barrels of oil equivalent per day (“BOEPD”), on a 15/64” choke with flowing tubing pressure (“FTP”) of 860 psi.

We spud the SL 20433 #1 “North Tiger” well in Breton Sound Block 19 in July 2012 and drilled it as a directional well to 9,532 feet MD/9,300 feet TVD.  The well encountered 59 feet of net pay in 6 sands and was completed as a dual producer in October 2012.  The well tested on October 15, 2015 at a gross rate of 517 BOPD and 1,457 MCFPD on a 14/64” choke with FTP of 1,900 psi from the 7,100’ sand in the short string and 258 BOPD and 351 MCFPD on a 17/64” choke with FTP of 580 psi from the Cib Carst sand in the long string, or combined net 840 BOEPD.

We spud the SL 3763 #14 “Mesa Verde” well in Vermilion Block 16 Field in May 2012 and drilled to 16,258 feet MD/TVD.  The well encountered up to 15 potentially productive intervals, including the Marg A, LF, Rob 54 and Amph B sands between 11,333 and 15,890 feet and was completed in the LF-H sand in October 2012. The well tested on October 12, 2012 at a gross rate of 190 BOPD, 4,066 MCFPD, or net 685 BOEPD, on a 14/64” choke with FTP of 4,300 psi.  The Marg A sequence was encountered structurally higher than expected with much thinner MA-2, MA-3 and MA-4 sands compared to downdip well control to the northeast and we intend to evaluate a possible future sidetrack of the Mesa Verde well targeting thicker sand development to the north of the existing well bore once production from shallower potentially productive intervals has ceased.

Together, the Jupiter and North Tiger wells encountered 15 new, previously unbooked, pool discoveries.

Exploratory Drilling.  We did not drill any exploratory wells during the nine months ended September 30, 2012.

Recompletion and Workover Program.  During the nine months ended September 30, 2012, we invested $15.3 million in 12 recompletions, 8 of which were successful and 4 of which were unsuccessful, and an additional $3.8 million on 15 workovers, 11 of which were successful, and 4 of which were unsuccessful.

Infrastructure Program.  During the nine months ended September 30, 2012, we invested $2.8 million in infrastructure improvements and additions to support existing production and anticipated increases in production.

Drilling and Development Plans.  We have an extensive inventory of drilling opportunities, including numerous proved behind pipe and proved undeveloped opportunities as well as a number of exploratory opportunities.  Our near term development plans are focused on proved undeveloped opportunities and conversion of PDNP opportunities.

For the nine months ended September 30, 2012, we had approximately 101 gross (100 net) wells in production.

Effects of Hurricane Isaac

Hurricane Isaac resulted in a disruption of production and the shut-in of 100% of our wells for a period of 17days beginning August 26th and ending September 11, 2012.  The delay in returning field to productive status was primarily attributable to delays in third party pipeline transportation.  We experienced minimal damage to our asset base and estimate total gross repair cost at $1 million,  of which $0.75 million is expected to be covered by insurance.  As of November 1, 2012, we are continuing to make repairs and have returned all but two wells to productive status.  Work is in progress to bring the remaining wells back on line.  The hurricane also caused delays in the installation of the flowlines and facility infrastructure required for the North Tiger ( SL 20433 #1/1D ) well, which delayed our initial production startup by approximately 30 days.

Compensation

In March 2012, our board of directors approved a stock option grant to purchase an aggregate of 5,000 shares of common stock to a non-executive employee.  The options are exercisable for a term of seven years at $6.40 per share and vested ½ on grant and ½ on the first anniversary of the grant date.

In June 2012, our board of directors approved stock option grants to purchase an aggregate of 105,000 shares of common stock to non-employee directors.  The options are exercisable for a term of seven years at $6.65 per share and vest ½ on the date of grant and ½ on the first anniversary of the grant date.

As a result of the stock option grants during 2012, we recorded $471,316 of compensation charges that are reflected in general and administrative expense for the nine months ended September 30, 2012.

As of September 30, 2012, total compensation cost related to unvested stock option awards not yet recognized in earnings was approximately $0.7 million, which is expected to be recognized over a weighted average period of approximately 0.7 years.

In March 2012, our board of directors approved the adoption of the 2012 Annual Incentive Program which is intended to establish potential bonus payouts tied to satisfaction of performance criteria and established broad company performance criteria. Full payout under the program would result in bonuses of approximately $1.9 million.  $475,000 of compensation expense was reported during the nine months ended September 30, 2012 based on accrual of estimated bonus payments under the program.

Share Issuances for Cash

During the nine months ended September 30, 2012, we sold 125,912 shares of common stock for $292,491 pursuant to the exercise of outstanding stock options.

During the nine months ended September 30, 2012, we sold 892,327 shares of common stock for $4,461,635 pursuant to the exercise of outstanding stock warrants.

On May 24, 2012, we sold, in a private placement, an aggregate of 3,089,360 shares of common stock to certain institutional and accredited investors at a price of $6.25 per share, for net proceeds of approximately $18.4 million.

Hedging Activities

During the quarter ended September 30, 2012, we resumed our hedging program under which, in the normal course of business, we periodically enter into commodity derivative transactions, including fixed price and ratio swaps to mitigate exposure to commodity price movements, but not for trading or speculative purposes.

As of September 30, 2012, we had in place a combination of forward physical contracts and swaps covering crude oil production over the balance of 2012. Included in such positions were forward physical contracts covering 300 barrels of oil per day, or an aggregate of 36,600 barrels of oil over the period beginning September 1 and ending December 31, 2012, at a fixed price of $107.55 per barrel and fixed price swaps covering an aggregate of 1,000 barrels of oil per day, or an aggregate of 92,000 barrels of oil over the period beginning September 1 and ending December 31, 2012, at prices ranging from $108.00 to $110.05 per barrel. Subsequent to September 30, 2012, we entered into an additional swap covering 300 barrels of oil per day, or an aggregate of 18,300 barrels of oil over the period beginning November 1 and ending December 31, 2012, at a price of $110.85 per barrel.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended September 30, 2012 decreased by 13% to $16.5 million from $18.9 million in the 2011 quarter.   For the nine month period ended September 30, 2012, oil and gas revenue increased 11% to $59.6 million from $53.5 million in the 2011 period.

For the quarter ended September 30, 2012, the decrease in revenue was attributable to a 6% decrease in production volumes combined with a 7% decrease in average hydrocarbon prices realized as compared to the 2011 quarter.  For the nine months ended September 30, 2012, the increase in revenue was attributable to an 18% increase in production volumes partially offset by a 6% decrease in average hydrocarbon prices realized as compared to the 2011 period.

The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes and average sales prices for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Oil	$14,206,497	$16,687,429	$52,790,300	$47,537,599
Gas	2,247,628	2,198,521	6,798,143	5,921,542
Total oil and gas revenues	$16,454,125	$18,885,950	$59,588,443	$53,459,141

Production
Oil (Bbls)	137,913	162,919	483,808	462,160
Gas (Mcf)	555,062	500,802	1,937,399	1,326,552
Total production (Boe)	230,423	246,386	806,708	683,252

Average sales price
Oil (per Bbl)	$103.01	$102.43	$109.12	$102.86
Gas (per Mcf)	4.05	4.39	3.51	4.46
Total average sales price (per Boe)	$71.41	$76.65	$73.87	$78.24

The decrease in production during the 2012 quarter was primarily due to lost production days as a result of hurricane Isaac. This decrease was partially offset by daily production increases attributable to our recompletion and workover program and efforts during the 2011 and 2012 periods to address deferred maintenance, third party facilities capacity limitations and infrastructure upgrades that resulted in the resumption of production, or increases in production.

The decrease in realized hydrocarbon prices reflects continued weakening of natural gas prices which were partially offset by a continued trend of increasing global crude oil prices.  During the 2012 period, we continued to realize a premium to prevailing WTI prices as a result of the quality of our oil produced.

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

Other revenue for the quarter ended September 30, 2012 decreased to $269,810 from $938,385 in the 2011 quarter.  For the nine months ended September 30, 2012, other revenue decreased to $1,467,403 from $4,368,436 for the 2011 period.  The decrease in other revenue was principally as a result of the one-time nature of the severance tax refunds totaling $1.9 million in the 2011 quarter.

Operating Expenses

Operating expenses decreased by 24% to $12.9 million for the quarter ended September 30, 2012 from $17.0 million in the 2011 quarter.  Operating expenses increased by 17% to $48.9 million for the nine months ended September 30, 2012 from $41.7 million in the 2011 period.

The following table sets forth the components of operating expenses for the 2012 and 2011 quarters:

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	Total	Per Boe	Total	Per Boe
Lease operating expense	$4,622,010	$20.06	$4,590,675	$18.64
Workover expense	306,745	1.33	32,549	0.13
Exploration expense	213,733	0.93	166,688	0.68
Loss on plugging and abandonment	-	-	-	-
Dry hole costs	-	-	3,787,911	15.37
Depreciation, depletion and amortization	3,658,002	15.87	4,009,462	16.27
Impairment expense	44,276	0.19	-	-
Accretion expense	555,504	2.41	399,634	1.62
General and administrative expenses	1,971,634	8.56	2,616,072	10.62
Production and severance taxes	1,502,134	6.52	1,431,567	5.81
	$12,874,038	$55.87	$17,034,558	$69.14

The following table sets forth the components of operating expenses for the 2012 and 2011 periods:

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	Total	Per Boe	Total	Per Boe
Lease operating expense	$13,860,709	$17.18	$12,683,787	$18.57
Workover expense	3,846,046	4.77	458,286	0.67
Exploration expense	369,419	0.46	573,077	0.84
Loss on plugging and abandonment	2,468,969	3.06	-	-
Dry hole costs	93,353	0.11	3,787,911	5.54
Impairment expense	44,276	0.05	-	-
Depreciation, depletion and amortization	14,170,532	17.57	12,377,089	18.11
Accretion expense	1,666,512	2.07	1,248,478	1.83
General and administrative expenses	7,042,299	8.73	6,516,360	9.54
Production and severance taxes	5,375,259	6.66	4,096,641	5.99
	$48,937,374	$60.66	$41,741,629	$61.09

The changes in operating expenses were primarily attributable to the factors discussed below.

Lease Operating Expenses

Lease operating expenses for the quarter ended September 30, 2012 increased 0.1% to $4,622,010 from $4,590,675 in the 2011 quarter, but on a per BOE basis increased 7.6% to $20.06 per BOE from $18.64 per BOE, in the 2011 quarter.  Lease operating expenses for the nine months ended September 30, 2012 increased 9.3% to $13,860,709 from $12,683,787 in the 2011 period, but decreased 7.5% to $17.18 per BOE from $18.57 per BOE, in the 2011 period.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment. The increases in operating expenses during the 2012 nine month period were primarily attributable to an increase in production volumes and an increase in operating expenses on third party operated properties and increases in transportation expenses.  The decrease in lease operating expenses on a per BOE basis for the nine month period was primarily attributable to the fixed nature of certain lease operating expenses.  The increase in total lease operating expenses for the quarter and in lease operating expenses on a per BOE basis for the quarter was primarily due to production losses from Hurricane Isaac.

Workover Expense

Workover expense for the quarter ended September 30, 2012 increased to $306,745 from $32,549 in the 2011 quarter and increased to $3,846,046 from $458,286 for the nine months ended September 30, 2012 from the 2011 period.  The change in workover expense was attributable to an increase in the number of workovers completed during the nine months ended September 30, 2012.

Exploration Expense

Exploration expense for the quarter ended September 30, 2012 increased to $213,733 from $166,688 in the 2011 quarter.  Exploration expense for the nine months ended September 30, 2012 decreased to $369,419 from $573,077 in the 2011 period.  Exploration expenses during 2012 principally relate to delay rentals.  The change in exploration expense was primarily attributable to the completion of our full field study program during early 2011 and delay rentals paid during the 2011 period.

Loss on plugging and abandonment

Loss on plugging and abandonment for the nine months ended September 30, 2012 totaled $2,468,969 due to costs of plugging and abandoning wells in Little Bay, South Atchafalaya Bay and Crooked Bayou fields that exceeded those estimated in our calculation of asset retirement obligation liabilities.  Four of the wells plugged were the deepest and highest pressure wells in our entire inventory of wells to be plugged.  These wells were orphaned wells on expired leases which we inherited from the previous owners and which have never produced since we have owned the assets.  In addition, several of the wells had unanticipated severe casing damage.  Accordingly, the actual costs incurred in plugging and abandoning these wells was substantially higher than we estimated and would expect to incur in future plugging operations.

Dry hole costs

Dry hole costs decreased for the quarter and nine month period ended September 30, 2012 due primarily to the cost of the Rio Grande well which was drilled as a dry hole during the third quarter of 2011.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the quarter ended September 30, 2012 decreased 8.9% to $3,658,002 from $4,009,462 in the 2011 quarter and decreased to $15.87 per BOE from $16.27 per BOE in the 2011 quarter.  Depreciation, depletion and amortization for the nine months ended September 30, 2012 increased 14.5% to $14,170,532 from $12,377,089 in the 2011 period, but decreased to $17.57 per BOE from $18.11 per BOE in the 2011 period.

We utilize the successful efforts method of accounting for oil and gas producing activities.  Under this method, DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.  The decrease in DD&A expense for the quarter reflects lost production volumes due to hurricane Isaac, while the increase for the nine month period reflects increased production volumes.

Impairment expense

Impairment expense relating to our Breton Sound 51 Field of $44,276 was recorded during the 2012 quarter.  The impairment expense was a result of one of the three producing wells in the field becoming fully depleted during the quarter.

Accretion expense

Accretion expense relating to our asset retirement obligations increased to $555,504 from $399,634 for the quarter ended September 30, 2012 as compared to the 2011 quarter.  Accretion expense increased to $1,666,512 from $1,248,478 for the nine months ended September 30, 2012 as compared to the 2011 period.

The increase in accretion expense was attributable to changes in the anticipated plugging dates and discount rates used in calculating the asset retirement obligation for certain fields.

General and Administrative Expenses and Other

General and administrative (“G&A”) expense for the quarter ended September 30, 2012 decreased 24.6% to $1,971,634 from $2,616,072 in the 2011 quarter, and was 19.4% lower on a per BOE basis. For the nine months ended September 30, 2012, general and administrative expense increased by 8.0% to $7,042,299 from $6,516,360 in the 2011 period, and decreased 8.5% on a per BOE basis. The decrease in G&A expense for the quarter was primarily attributable to decreases in head count and stock based compensation.  The increase in G&A expense for the nine month period was primarily attributable to the accrual of estimated bonuses under the 2012 Annual Incentive Program.

Severance Taxes

Severance taxes for the quarter ended September 30, 2012 increased to $1,502,134 from $1,431,567 in the 2011 quarter, primarily due to severance tax refunds received during 2011.  For the nine months ended September 30, 2012, severance taxes increased to $5,375,259 from $4,096,641 for the 2011 period.  The change in severance taxes for the nine month period was attributable to increased production partially offset by decreased severance tax rates for our inactive wells.

Other Income (Expense), Net

Net other Income (expense) decreased to $4.3 million in expense for the quarter ended September 30, 2012 from $3.4 million in net income for the 2011 quarter.  For the nine months ended September 30, 2012, net other expense decreased to $13.0 million as compared to $5.7 million in the 2011 period.

The following table sets forth the components of net other income (expenses) for the 2012 and 2011 quarter and nine month periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	11,204	37,492	20,046	237,078
Interest expense	(4,334,389)	(4,384,499)	(13,058,178)	(13,620,011)
Gain on extinguishment of debt	-	7,708,486	-	7,708,486
	$(4,323,185)	$3,361,479	$(13,038,132)	$(5,674,447)

The change in other income (expense), net, was principally attributable to a gain on the extinguishment of debt recorded during the third quarter of 2011.

Reorganization Expenses

Reorganization expenses reflect payments to professionals and other fees incurred in connection with our prior Chapter 11 case. Reorganization expenses decreased to $43,287 during the quarter ended September 30, 2012 from $125,420 in the 2011 quarter.  Reorganization expense decreased to $121,528 during the nine months ended September 30, 2012 from $374,414 in the 2011 period.  The decrease in reorganization expenses was attributable to our exit from bankruptcy in May 2010.

Income Tax Expense (Benefit)

For the quarter ended September 30, 2012 we recorded an income tax benefit of $48,062 compared to $146,082 in the 2011 quarter.  For the nine months ended September 30, 2012 we recorded an income tax benefit of $213,896 compared to $91,368 for the 2011 period.

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

Since early 2009, we have not had access to capital under a revolving credit facility and have funded operations out of operating cash flow and cash on hand, which funds have been supplemented by capital raises.  At September 30, 2012, and continuing as of this writing, we had not yet established a revolving credit facility and continue to evaluate multiple potential options regarding the establishment of such a facility.

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

We believe that our cash flows from operations and cash on hand, including funds received from our 2012 equity and 2011 equity and note offerings are sufficient to support our liquidity needs for the next twelve months, including funding all of our current short-term objectives, including investments in planned infrastructure and deferred maintenance, recompletions, workovers and through-tubing plugbacks.  We believe that our cash flows from operations and cash on hand will also be sufficient to pursue our current mid-term objectives relating to development of proved undeveloped opportunities.  Our development of proved undeveloped opportunities is scalable.  Depending upon the results of our short-term development initiatives, initial development efforts relating to our proved undeveloped opportunities and any further capital efforts, we may accelerate our planned development of proved undeveloped opportunities or otherwise adjust the nature or rate of our development program.  As a result of the loss of production and associated revenues relating to the shut-in of production in the wake of Hurricane Isaac, our cash and liquidity position weakened during the quarter ended September 30, 2012 and we have deferred various projects originally planned during the fourth quarter of 2012 until later periods.

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

Further, as noted above, in order to further supplement our liquidity and increase our operating flexibility, we intend to enter into a new revolving credit facility and may seek other forms of debt and/or equity financings. We continue to pursue efforts to enter into a definitive agreement to provide a revolving credit facility but, as of this writing, have not yet established such a facility and there can be no assurance that we will be successful in establishing a revolving credit facility on terms that we consider to be favorable or at all.

Cash, Cash Flows and Working Capital

We had a cash balance of $8.3 million and a working capital deficit of $6.5 million at September 30, 2012 as compared to a cash balance of $15.9 million and working capital of $8.5 million at December 31, 2011. The decrease in cash on hand and working capital is primarily attributable to production losses from Hurricane Isaac.

Operations provided cash flow of $14.0 million for the nine months ended September 30, 2012 as compared to $22.9 million for the nine months ended September 30, 2011. The change in operating cash flows during 2012 was principally attributable to decreased revenues during the quarter ended September 30, 2012 together with an increase in payables and accrued expenses reflecting increased developmental drilling activity.

Investing activities used cash totaling $45.3 million during the nine months ended September 30, 2012 as compared to cash used in investing of $22.6 million during the nine months ended September 30, 2011.  The increase in cash used in investing activities during 2012 was attributable to increased development activity on our oil and gas properties and infrastructure upgrades.  Including the cash invested, balances in accounts payable and accrued liabilities, we incurred $54.0 million and $23.7 million for oil and gas development activities for the nine months ended September 30, 2012 and 2011, respectively.

Financing activities provided cash flows of $23.7 million during the nine months ended September 30, 2012 as compared to cash provided by financing activities of $8.6 million during nine months ended September 30, 2011.  Cash flows provided by financing activities during the 2012 period related to our equity offering and funds received for the exercise of common stock options and warrants.

Debt and Non-Current Liabilities

At September 30, 2012, we had $125.7 million of indebtedness outstanding (reflecting a $1.8 million debt discount) compared to $125.4 million of indebtedness outstanding at December 31, 2011 (reflecting a $2.1 million debt discount), consisting of $127.5 million under our 2016 Notes.

The principal terms of our debt and non-current liabilities at September 30, 2012 were as follows:

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

Capital Expenditures and Commitments

Our capital spending for the nine months ended September 30, 2012 was $53.9 million relating primarily to development of our oil and gas properties, including completion of 10 recompletions and investments in multiple infrastructure projects.

As of October 1, 2012, we anticipate that our capital budget for the last quarter of 2012 will be approximately$4 million, excluding potential acquisitions and capital requirements associated with any joint ventures to develop our deep prospects.  As noted, we have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.  Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2012.

Inflation

We believe that inflation has not had a significant impact on our operations since inception.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market-risk exposure is the commodity pricing applicable to our oil and natural gas production.  Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas.  Prices have fluctuated significantly during the last five years and such volatility is expected to continue, and the range of such price movement is not predictable with any degree of certainty. During the quarter ended September 30, 2012, we resumed our hedging program under which, in the normal course of business we periodically enter into commodity derivative transactions, including fixed price and ratio swaps to mitigate exposure to commodity price movements, but not for trading or speculative purposes.

As of September 30, 2012, we had in place a combination of forward physical contracts and swaps covering crude oil production over the balance of 2012.  Included in such positions were forward physical contracts covering 300 barrels of oil per day, or an aggregate of 36,600 barrels of oil over the period beginning September 1 and ending December 31, 2012, at a fixed price of $107.55 per barrel.  Additionally, at September 30, 2012, we had the following crude oil hedge contracts outstanding:

	Beginning	Ending	Fixed	Total	Net Unrealized
Instrument	Date	Date	Price	Bbls	Gain (Loss)
Swap	October 2012	December 2012	$110.05	27,600	$(6,463)
Swap	October 2012	December 2012	108.05	32,200	(91,298)
Swap	October 2012	December 2012	$108.00	32,200	(91,298)
				92,000	$(189,059)

Subsequent to September 30, 2012, we entered into an additional crude oil swap contract for the period November 2012 to December 2012 covering 300 barrels of oil per day at $110.85.

We are exposed to market risk on derivative instruments to the extent of changes in market prices of crude oil.  However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity.  Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts.  The change in the fair value of our commodity derivative contracts that are effective are recorded to Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity in the Consolidated Balance Sheet.  The ineffective portion of the change in fair market value of derivatives is recorded currently in earnings as a component of Oil and Gas Hedging in the Consolidated Statements of Operations.  We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities.  For the three months ended September 30, 2012, we recorded an unrealized loss on commodity derivatives of $6,490 in current earnings and an unrealized loss on commodity derivatives of $182,569 in accumulated other comprehensive income (loss).

Shell Trading (US) Company is the counterparty to each of our present forward physical contracts and fixed price swap contracts. We are exposed to credit losses in the event of nonperformance by the counterparty on our commodity derivatives positions.  However, we do not anticipate nonperformance by the counterparty over the term of the commodity derivatives positions.

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2012
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Michael Aldridge
Michael Aldridge
Executive Vice President and Chief Financial Officer