Form 10-Q
period 2013-06-30
SARATOGA RESOURCES INC /TX
filed 2013-08-09
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of August 5, 2013, we had 30,941,601 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$30,168,859	$32,302,313
Accounts receivable	8,062,373	12,430,158
Prepaid expenses and other	2,395,058	1,268,971
Derivative asset	1,570,374	-
Other current asset	150,000	150,000
Total current assets	42,346,664	46,151,442

Property and equipment:
Oil and gas properties - proved (successful efforts method)	273,141,969	260,916,084
Other	868,671	795,138
	274,010,640	261,711,222
Less: Accumulated depreciation, depletion and amortization	(92,511,308)	(81,640,272)
Total property and equipment, net	181,499,332	180,070,950

Deferred tax asset, net	10,078,704	8,499,575
Other assets, net	19,544,488	19,929,394
Total assets	$253,469,188	$254,651,361

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,450,634	$7,259,244
Revenue and severance tax payable	4,919,493	6,129,867
Accrued liabilities	11,573,160	10,787,044
Derivative liabilities – short term	-	171,086
Short-term notes payable	1,354,049	373,360
Asset retirement obligation – current	-	256,200
Total current liabilities	24,297,336	24,976,801

Long-term liabilities:
Asset retirement obligation	18,038,298	16,815,736
Long-term debt, net of unamortized discount of $1,864,032 and $2,104,106, respectively	150,635,968	150,395,894
Total long-term liabilities	168,674,266	167,211,630

Commitment and contingencies (see notes)

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized 30,941,601 and 30,905,101 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	30,942	30,905
Additional paid-in capital	77,691,753	77,140,451
Accumulated other comprehensive income (loss)	687,643	(171,086)
Retained deficit	(17,912,752)	(14,537,340)

Total stockholders' equity	60,497,586	62,462,930

Total liabilities and stockholders' equity	$253,469,188	$254,651,361

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Oil and gas revenues	$17,727,757	$23,790,638	$36,989,658	$43,134,318
Oil and gas hedging	1,139,217	-	490,837	-
Other revenues	82,466	364,467	246,349	1,290,096
Total revenues	18,949,440	24,155,105	37,726,844	44,424,414

Operating Expense:
Lease operating expense	5,200,113	4,709,122	9,803,154	9,331,202
Workover expense	1,167,870	2,067,833	1,429,132	3,539,301
Exploration expense	115,687	98,290	283,971	155,686
Loss on plugging and abandonment	-	856,679	-	2,468,969
Dry hole costs	-	3,479	-	93,353
Depreciation, depletion and amortization	5,662,542	5,575,388	10,871,036	10,512,540
Accretion expense	638,097	555,504	1,276,194	1,111,008
General and administrative	2,335,208	2,324,182	4,438,742	5,070,665
Severance taxes	1,901,558	2,192,246	3,992,612	3,873,125
Total operating expenses	17,021,075	18,382,723	32,094,841	36,155,849

Operating income	1,928,365	5,772,382	5,632,003	8,268,565

Other income (expense):
Interest income	10,345	4,169	18,460	13,666
Interest expense	(5,312,111)	(4,311,321)	(10,537,088)	(8,728,613)
Total other expense	(5,301,766)	(4,307,152)	(10,518,628)	(8,714,947)

Net income (loss) before reorganization expense and income taxes	(3,373,401)	1,465,230	(4,886,625)	(446,382)

Reorganization expense	-	35,036	2,319	78,241

Net income (loss) before income taxes	(3,373,401)	1,430,194	(4,888,944)	(524,623)

Income tax expense (benefit)	(1,059,382)	569,909	(1,513,532)	(165,834)

Net income (loss)	$(2,314,019)	$860,285	$(3,375,412)	$(358,789)

Other comprehensive income(loss)
Unrealized gain (loss) on derivative instruments	696,969	-	858,729	-
Total comprehensive income(loss)	$(1,617,050)	$860,285	$(2,516,683)	$(358,789)

Net income (loss) per share:
Basic	$(0.07)	$0.03	$(0.11)	$(0.01)
Diluted	$(0.07)	$0.03	$(0.11)	$(0.01)

Weighted average number of common shares outstanding:
Basic	30,926,766	28,657,191	30,918,938	27,886,081
Diluted	30,926,766	29,285,509	30,918,938	27,886,081

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,375,412)	$(358,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	10,871,036	10,512,540
Accretion expense	1,276,194	1,111,008
Amortization of debt issuance costs	658,970	441,986
Amortization of debt discount	240,074	173,568
Dry hole costs	-	93,353
Stock-based compensation	536,294	835,194
Loss on plugging and abandonment	-	2,468,969
Deferred tax benefit	(1,579,129)	(230,834)
Unrealized gain on hedges	(882,731)	-
Changes in operating assets and liabilities:
Accounts receivable	4,367,785	1,133,620
Prepaids and other	397,218	197,429
Accounts payable	(3,453,228)	6,210,509
Revenue and severance tax payable	(1,210,374)	49,691
Payments to settle asset retirement obligations	(309,832)	(709,228)
Accrued liabilities	334,269	(939,214)
Net cash (used in) provided by operating activities	7,871,134	20,989,802

Cash flows from investing activities:
Additions to oil and gas property	(9,129,420)	(24,298,595)
Additions to other property and equipment	(73,533)	(14,387)
Other assets	(274,064)	(816,581)
Net cash used in investing activities	(9,477,017)	(25,129,563)

Cash flows from financing activities:
Proceeds from issuance of common stock	15,045	22,473,270
Repayment of short-term notes payable	(542,616)	(531,484)
Net cash (used in) provided by financing activities	(527,571)	21,941,786

Net increase (decrease) in cash and cash equivalents	(2,133,454)	17,802,025
Cash and cash equivalents - beginning of period	32,302,313	15,874,680
Cash and cash equivalents - end of period	$30,168,859	$33,676,705

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$65,597	$65,000
Cash paid for interest	9,551,144	7,495,018

Non-cash investing and financing activities:
Unrealized gain on derivative instruments	$858,729	$-
Accounts payable for oil and gas additions	2,644,617	2,838,068
Accrued liabilities for oil and gas additions	451,848	930,335
Prepaid insurance financed with debt	1,523,305	1,685,206

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

June 30, 2013

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $29.9 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Counterparty Credit Risk

Commodity derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments are with two and one counterparties at June 30, 2013 and December 31, 2012, respectively.  We monitor and manage our level of financial exposure with respect to the counterparties we use.  Our commodity derivative contracts are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net settled at the time of election.

We monitor the creditworthiness of our commodity derivatives counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk.

As of June 30, 2013, the Company had the following hedge contracts outstanding:

	Beginning	Ending	Fixed	Total
Instrument	Date	Date	Price	Bbls
Fixed Price Swap	April 2013	December 2013	$106.82	92,000
Fixed Price Swap	April 2013	March 2014	$109.20	114,000
				206,000

The following table presents the fair value of the Company’s commodity derivative instruments at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
Description	2013	2012
Current Assets:
Commodity derivatives	$1,570,374	$-
	$1,570,374	$-
Current liabilities:
Commodity derivatives	$-	$171,086
	$-	$171,086

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

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets:
Commodity derivatives	$-	$1,570,374	$-	$1,570,374
	$-	$1,570,374	$-	$1,570,374

December 31, 2012
Liabilities:
Commodity derivatives	$-	$171,086	-	$171,086
	$-	$171,086	-	$171,086

The Company uses various commodity derivative instruments, including fixed price swaps.  We consider the fair value of our commodity derivative instruments to be level 2 on the fair value hierarchy.  The fair value of commodity derivatives is determined using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data.

NOTE 4 – OTHER ASSETS

Other assets consist of the following:

	June 30,	December 31,
	2013	2012
Site specific trust accounts - P&A escrow	$5,502,569	$5,279,084
Debt issuance cost, net	5,114,664	5,728,755
Restricted cash – P&A bond	8,873,497	8,873,497
Other	53,758	48,058
	$19,544,488	$19,929,394

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

Debt Issuance Costs, Net

The Company capitalizes certain debt issuance costs and amortizes those costs as additional interest expense over the lives of the associated debt.  Net debt issuance costs at June 30, 2013 and December 31, 2012 reflect the issuance of the 2016 Notes in December 2012 and July 2011.  See Note 9 – “Debt”.

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

Stock Option Activity

In April 2013, the Company’s board of directors approved a stock option grant to purchase an aggregate of 75,000 shares of common stock to two non-executive employees.  The options are exercisable for a term of five years at prices ranging from $2.34 to $2.42 per share and vest 1/3 on each of the first three grant date anniversaries.  The grant date value of the options was $178,200.  The options were valued using the Black-Scholes model with the following assumptions: 240% volatility; 4.5 year estimated life; zero dividends; 0.60% to 0.62% discount rate; and, quoted stock price and exercise price of $2.34 to $2.42.

In June 2013, the Company’s board of directors approved a stock option grant to purchase an aggregate of 500,000 shares of common stock to two executive officers.  The options are exercisable for a term of five years at $3.00 per share and vest 1/8 per quarter.  The grant date value of the options was $505,000.  The options were valued using the Black-Scholes model with the following assumptions: 83% volatility; 3.06 year estimated life; zero dividends; 0.57% discount rate; and, quoted stock price of $2.18.

In June 2013, the Company’s board of directors approved a stock option grant to purchase an aggregate of 105,000 shares of common stock to non-employee directors.  The options are exercisable for a term of seven years at $2.18 per share and vest 1/2 on the date of grant and ½ on the first anniversary of the grant date.  The grant date value of the options was $174,300.  The options were valued using the Black-Scholes model with the following assumptions: 121% volatility; 3.75 year estimated life; zero dividends; 0.77% discount rate; and, quoted stock price and exercise price of $2.18.

The following table summarizes information about stock option activity and related information for the six months ended June 30, 2013:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	784,000	$3.66	$3.65	6.5	$474,240
Granted	680,000	2.81	1.26	5.5	-
Exercised	(6,500)	1.53	1.53	-	-
Forfeited	-	-	-	-	-
Outstanding at June 30, 2013	1,457,500	$3.27	$2.54	3.3	$59,900
Exercisable at June 30, 2013	666,666	$3.41	$3.35	6.2	$59,900

(1)

The intrinsic value of an option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option. On June 28, 2013, the last reported sales price of our common stock on the NYSE MKT was $1.53 per share.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense included in reported net income	$373,252	$573,411	$536,294	$835,194
Basic earnings per share effect of share-based compensation expense	$(0.01)	$(0.02)	$(0.02)	$(0.03)

As of June 30, 2013, total unrecognized stock-based compensation expense related to non-vested stock options was $0.8 million. The unrecognized expense is expected to be recognized over a weighted average period of 0.7 years.

NOTE 6 – EQUITY

Common Stock Activity

In January 2013, the Company received gross proceeds of $9,945 for 6,500 stock options exercised at $1.53 a share.

In May 2013, the Company received gross proceeds of $5,100 for 30,000 stock warrants exercised at $0.17 a share.

Warrant Activity

The following table summarizes information about stock warrant activity and related information for the six months ended June 30, 2013:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	572,628	$5.14	$3.22	0.8	$132,900
Granted	-	-	-	-	-
Exercised	(30,000)	0.17	0.17	-	-
Forfeited	(390,630)	5.00	2.69	-	-
Outstanding at June 30, 2013	151,998	$6.47	$5.21	1.8	$150
Exercisable at June 30, 2013	151,998	$6.47	$5.21	1.8	$150

(1)

The intrinsic value of a warrant is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the warrant. On June 28, 2013, the last reported sales price of our common stock on the NYSE MKT was $1.53 per share.

NOTE 7 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net loss per common share is presented in the tables below:

	For the Three Months Ended June 30,
	2013			2012
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Loss attributable to common stock	$(2,314,019)	30,926,766	$(0.07)	$860,285	28,657,191	$0.03
Effect of Dilutive Securities:
Stock options and other		-			628,318
Diluted:
Loss attributable to common stock, including assumed conversions	$(2,314,019)	30,926,766	$(0.07)	$860,285	29,285,509	$0.03

	For the Six Months Ended June 30,
	2013			2012
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Loss attributable to common stock	$(3,375,412)	30,918,938	$(0.11)	$(358,789)	27,886,081	$(0.01)
Effect of Dilutive Securities:
Stock options and other		-			-
Diluted:
Loss attributable to common stock, including assumed conversions	$(3,375,412)	30,918,938	$(0.11)	$(358,789)	27,886,081	$(0.01)

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

The Company accounts for plugging and abandonment costs in accordance with FASB Accounting Standards Codification 410-20, Accounting for Asset Retirement Obligations.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2012	$17,071,936
Accretion expense	1,276,194
Additions	-
Revisions	-
Settlements	(309,832)
Balance at June 30, 2013	$18,038,298

NOTE 9 – DEBT

Long-term debt consists of the following:

	June 30,	December 31,
	2013	2012
12.5% Senior Secured Notes due 2016	$152,500,000	$152,500,000
Less unamortized discount	1,864,032	2,104,106
	$150,635,968	$150,395,894

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business. At June 30, 2013, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

Contractual Commitments – Employment Agreements

On June 10, 2013, the Company entered into new employment agreements with its Chairman and Chief Executive Officer, Thomas Cooke, and its President, Andrew Clifford.  The employment agreements supersede and replace the 2007 employment agreements of Messrs. Cooke and Clifford.  Each of the employment agreements has a three-year term and automatically renews for additional one-year terms thereafter unless either parties provides notice of non-renewal at least thirty days in advance of the end of the then current term.

The new employment agreements reflect the following changes in the principal terms of employment of Messrs. Cooke and Clifford: (i) the annual base salary of Messrs. Cooke and Clifford is increased from its current level of $305,000 by 4%, to $317,200, on July 1, 2013 and increases by 4% on July 1 of each succeeding year; (ii) the automobile allowance of Messrs. Cooke and Clifford is modified to either provide a Company vehicle or pay a monthly automobile allowance, which allowance remains $700 per month for Mr. Clifford and was increased to $950 per month for Mr. Cooke; additionally, beyond repair and maintenance costs previously paid by the Company, the automobile allowance has been revised to cover all costs of operating a vehicle; (iii) the expense reimbursement provisions have been modified to clarify that the Company will pay all incremental costs associated with maintenance of home offices by Messrs. Cooke and Clifford, including costs of internet service, telephone and facsimile service and, with respect to Mr. Clifford, a home workstation; (iv) travel pay in the amount of $200 per day has been added by Messrs. Cooke and Clifford for each overnight stay or out-of-town travel of twenty-four hours exclusively for business purposes; (v) Messrs. Cooke and Clifford each received options to purchase 250,000 shares of common stock exercisable at $3.00 per share for a term of five years and vesting on a quarterly basis over eight quarters; (vi) in the event of termination of employment due to death or disability, the Company will continue to pay base salary to the executive or his estate for a period of twelve months; and (vii) in the event of termination of employment by the Company without cause or by the executive for “good reason”, the Company shall pay a lump sum to the executive in an amount equal to two times the base salary and bonus paid during the twelve months immediately preceding termination and shall continue to provide health insurance for a period of twenty-four months.

NOTE 11 – SUBSEQUENT EVENTS

In July 2013, final leases were awarded, with seismic maps included, totaling 19,814 acres in the Central Gulf of Mexico Lease Sale 227.  The acreage is in the shallow Gulf of Mexico shelf in water depths of 13 to 77 feet.  Two of the leases are in the Vermilion area and two of the leases are in the Ship Shoal area.  The leases have a primary term of five years and can be extended for an additional three years.  Lease bonuses on the prospects totaled $880,000 and first year annual rentals total $138,698.  Additionally, the Company will pay a prospect fee of $500,000 to a third party consultant. The cost of the leases, in the amount of $1,380,000, has been recorded in oil and gas properties at June 30, 2013 and first year lease rentals of $138,698 is recorded as other assets at June 30, 2013.  Lease bonuses, totaling $880,000, and first year lease rentals, totaling $138,698, were paid during the quarter ended June 30, 2013 and the prospect fee of $500,000 was recorded in accounts payable at June 30, 2013.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the six months ended June 30, 2013, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploitation, exploration and production of crude oil and natural gas properties.  Our principal producing properties were acquired in July 2008 and cover 32,219 acres in the transitional coastline and protected in-bay environment on parish and state leases of south Louisiana.  In July 2013, we acquired an additional 19,814 acres of leases in the shallow Gulf of Mexico shelf, increasing our total lease holdings to 52,033 acres.

At June 30, 2013, we operated or had interests in 105 producing wells and our principal properties covered approximately 32,219 gross/net acres, substantially all of which were held by production without near-term lease expirations, across 12 fields in the transitional coastline and protected in-bay environment on parish and state leases in south Louisiana. We own approximately 100% working interest in all our properties, with the only exceptions being a handful of wells where we have either a net profits interest or an overriding royalty interest. Our net revenue interests in our properties range from 62% to 88%, with our average net revenue interest on a net acreage leasehold basis being approximately 75%. We operate over 97% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

2013 Developments

Drilling and Development Activities

Drilling and development and infrastructure project operations to date in 2013 are summarized as follows:

Development Drilling.  During the six months ended June 30, 2013, we completed the SL 195QQ-209 “Buddy” well in Grand Bay Field and drilled and completed the MP 47 SL 195QQ-25 “Roux Toux” well in Main Pass 47 Field.  In July 2013, we spud and completed the SL 1224 #25 “Rocky” well and are presently awaiting hook up and testing of the well. Following completion of the Rocky well, in August 2013 we immediately spud the SL 1227 #26 “Zeke” well.  The Rocky well represents our first horizontal development well in our Breton Sound 32 field.

Exploratory Drilling.  We did not drill any exploratory wells during the six months ended June 30, 2013.

Recompletion and Workover Program.  During the six months ended June 30, 2013, we invested $1.9 million in12 recompletions, 7 of which were successfully completed and 5 of which were still in progress at the end of the quarter, and an additional $1.4 million on 6 workovers, all of which were successfully completed during the quarter.  Included in the recompletions and workovers were investments of $1.6 million in our tubing replacement program which accounted for 8 of the recompletions and 1 of the workovers undertaken during the quarter, including 4 recompletions in progress at quarter end.

Infrastructure Program.  During the six months ended June 30, 2013, we invested $2.7 million in infrastructure improvements and additions to support existing production and anticipated increases in production, primarily in Grand Bay Field and Main Pass 25 Field.  The Main Pass 25 facility upgrade has now been completed and is expected to address the production curtailments in that field that were experienced during the first six months of 2013.

Drilling and Development Plans.  We have an extensive inventory of drilling opportunities, including numerous proved behind pipe and proved undeveloped opportunities as well as a number of exploratory opportunities.  Our near term development plans are focused on proved undeveloped opportunities and conversion of PDNP opportunities.  We began to drill the SL 1224 #26 “Zeke” well immediately following completion of the Rocky well.  In addition, we are starting efforts to find joint venture partners for our Gulf of Mexico prospects, as well as some of the Grand Bay deep prospects.

For the six months ended June 30, 2013, we had approximately 105 gross (104 net) wells in production.

Gulf of Mexico Shelf Acreage

In July 2013, final leases were awarded pursuant to our high bid on four leases, with seismic maps included, totaling 19,814 acres in the Central Gulf of Mexico Lease Sale 227.  The acreage is in the shallow Gulf of Mexico shelf in water depths of 13 to 77 feet.  Two of the leases are in the Vermilion area and two of the leases are in the Ship Shoal area.  The leases have a primary term of five years and can be extended for an additional three years.  Lease bonuses on the prospects totaled $880,000 and first year annual rentals total $138,698.  Additionally, the Company will pay a prospect fee of $500,000 to a third party consultant. The cost of the leases, in the amount of $1,380,000, has been recorded in oil and gas properties at June 30, 2013 and first year lease rentals of $138,698 is recorded as other assets at June 30, 2013.  Lease bonuses, totaling $880,000, and first year lease rentals, totaling $138,698, were paid during the quarter ended June 30, 2013 and the prospect fee of $500,000 was recorded in accounts payable at June 30, 2013.

Compensation

In April 2013, our board of directors approved a stock option grant to purchase an aggregate of 75,000 shares of common stock to two non-executive employees.  The options are exercisable for a term of seven years at prices ranging from $2.34 to $2.42 per share and vest 1/3 on each of the first three grant date anniversaries.

In June 2013, our board of directors approved new employment agreements for our two principal officers, Thomas Cooke and Andy Clifford.  Pursuant to the new employment agreements, (i) the annual base salary of Messrs. Cooke and Clifford was increased from its then current level of $305,000 by 4%, to $317,200, on July 1, 2013 and increases by 4% on July 1 of each succeeding year; (ii) the automobile allowance of Messrs. Cooke and Clifford was modified to either provide a company vehicle or pay a monthly automobile allowance, which allowance remains $700 per month for Mr. Clifford and was increased to $950 per month for Mr. Cooke; additionally, beyond repair and maintenance costs previously paid by the company, the automobile allowance has been revised to cover all costs of operating a vehicle; (iii) the expense reimbursement provisions were modified to clarify that the company will pay all incremental costs associated with maintenance of home offices by Messrs. Cooke and Clifford, including costs of internet service, telephone and facsimile service and, with respect to Mr. Clifford, a home workstation; (iv) travel pay in the amount of $200 per day was added for each overnight stay or out-of-town travel of twenty-four hours exclusively for business purposes; (v) Messrs. Cooke and Clifford each received options to purchase 250,000 shares of common stock exercisable at $3.00 per share for a term of five years and vesting on a quarterly basis over eight quarters; (vi) in the event of termination of employment due to death or disability, we will continue to pay base salary to the executive or his estate for a period of twelve months; and (vii) in the event of termination of employment by the company without cause or by the executive for “good reason”, we will pay a lump sum to the executive in an amount equal to two times the base salary and bonus paid during the twelve months immediately preceding termination and shall continue to provide health insurance for a period of twenty-four months.

In June 2013, our board of directors approved a stock option grant to purchase an aggregate of 105,000 shares of common stock to non-employee directors.  The options are exercisable for a term of seven years at $2.18 per share and vest 1/2 on the date of grant and ½ on the first anniversary of the grant date.

As a result of the stock option grants during 2013, we recorded $225,592 of compensation charges that are reflected in general and administrative expense for the six months ended June 30, 2013.

As of June 30, 2013, total compensation cost related to unvested stock option awards not yet recognized in earnings was approximately $0.8 million, which is expected to be recognized over a weighted average period of approximately 0.7 years.

Share Issuances for Cash

During the six months ended June 30, 2013, we sold 6,500 shares of common stock for $9,945 pursuant to the exercise of outstanding stock options and 30,000 shares for $5,100 pursuant to the exercise of outstanding stock warrants.

Hedging Activities

As of June 30, 2013, we had in place fixed price swaps covering an aggregate of 206,000 barrels of oil over the period beginning July 1, 2013 and ending March 31, 2014, at prices ranging from $106.82 to $109.20 per barrel.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended June 30, 2013 decreased by 25% to $17.7 million from $23.8 million in the 2012 quarter.  For the six month period ended June 30, 2013 oil and gas revenue decreased by 14% to $37.0 million from $43.1 million in the 2012 period.

For the quarter ended June 30, 2013, the decrease in revenue was attributable to a 26.2% decline in oil revenues on a 21.2% decrease in oil production volumes and a 6.3% decrease in average oil prices realized and an 18.9% decline in gas revenues on a 43.5% decrease in gas production volumes partially offset by a 43.6% increase in average prices realized, each as compared to the 2012 quarter.  For the six months ended June 30, 2013, the decrease in revenue was attributable to a 13.9% decline in oil revenues on a 10.2% decrease in oil production volumes and a 4.1% decrease in average oil prices realized and a 17.2% decline in gas revenues on a 36.8% decrease in gas production volumes partially offset by a 31.0% increase in average gas prices realized, each as compared to the 2012 period.

The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes and average sales prices for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Oil	$15,831,909	$21,453,463	$33,220,809	$38,583,803
Gas	1,895,848	2,337,175	3,768,849	4,550,515
Total oil and gas revenues	$17,727,757	$23,790,638	$36,989,658	$43,134,318

Production
Oil (Bbls)	153,753	195,151	310,523	345,895
Gas (Mcf)	430,381	761,620	873,727	1,382,337
Total production (Boe)	225,483	322,088	456,144	576,285

Average sales price
Oil (per Bbl)	$102.97	$109.93	$106.98	$111.55
Gas (per Mcf)	4.41	3.07	4.31	3.29
Total average sales price (per Boe)	$78.62	$73.86	$81.09	$74.85

The decrease in production during the quarter and six months, outside of natural reserve declines, was primarily due to reductions in production in Main Pass 25, Main Pass 46 and Grand Bay fields.  In Main Pass 25 Field, production was curtailed due to third party handling issues and a temporary lack of available gas lift gas accounting for a decrease in production of 10.1 MBbl for oil and 18.0 MMcf (or, 3.0 MBOE) for gas compared to the 2012 quarter and 24.3 MBbl for oil and 61.0 MMcf (or, 10.2 MBOE) for gas compared to the 2012 six month period.  In Main Pass 46 Field, the Catina well suffered gradually worsening flow line restrictions resulting in a 12.5 MBbl decrease in production of oil compared to the 2012 quarter and a 25.9 MBbl decrease in production of oil compared to the 2012 six month period.  As a result of these flow line restrictions, the Catina well has recently been shut-in for repair.  In Grand Bay Field shut-ins due to drilling of our QQ25 well and work associated with infrastructure improvements, mechanical issues and gas lift interruptions were principal drivers of a decline in oil production of 40.1 MBbl and gas production of 114.1 MMcf (or, 19.0 MBOE) compared to the 2012 quarter and a decline in oil production of 41.2 MBbl and gas production of 16.1 MMcf (or, 2.7 MBOE) compared to the 2012 six month period. Drilling of the QQ25 well resulted in the shut-in of the QQ24 well for five weeks during the first quarter resulting in a decrease in production of 27.0 MMcf (or, 4.5 MBOE) for gas compared to the 2012 six month period.  Additional shut-ins or curtailments in production in Grand Bay Field were due to work associated with infrastructure improvements, including flow line testing and repairs and down time on compressors causing gas lift interruptions.  Residual curtailments caused by the lingering effects of Hurricane Isaac also effected production during the first quarter of 2013.  The decreases in production were partially offset by new wells that came on production over the last 3 quarters of 2012 and the first half of 2013.  At quarter end the residual curtailments associated with Hurricane Isaac had been resolved.  However, the curtailments related to gas lift and third party handling issues in Main Pass 25 field persisted at June 30, 2013 and have only recently been resolved.

The increase in realized hydrocarbon prices reflects a general strengthening of natural gas prices, partially offset by slight moderation in crude oil prices. We continued to realize a premium to WTI pricing on both our crude oil and natural gas production.

Other Revenues

Other revenue for the quarter ended June 30, 2013 decreased to $82,466 from $364,467 in the 2012 quarter.  For the six months ended June 30, 2013, other revenue decreased to $346,349 from $1,290,096 for the 2012 period.  The decrease in other revenue was principally as a result of the one-time nature of lawsuit settlements, totaling $604,591, in the 2012 period and decreases in production handling fees and a net profits interest during the 2013 period.

Operating Expenses

Operating expenses decreased by 7.4% to $17.0 million for the quarter ended June 30, 2013 from $18.4 million in the 2012 quarter.  The following table sets forth the components of operating expenses for the 2013 and 2012 quarters:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Total	Per Boe	Total	Per Boe
Lease operating expense	$5,200,113	$23.06	$4,709,122	$14.62
Workover expense	1,167,870	5.18	2,067,833	6.42
Exploration expense	115,687	0.51	98,290	0.30
Loss on plugging and abandonment	-	-	856,679	2.66
Dry hole costs	-	-	3,479	0.01
Depreciation, depletion and amortization	5,662,542	25.11	5,575,388	17.31
Accretion expense	638,097	2.83	555,504	1.72
General and administrative	2,335,208	10.36	2,324,182	7.22
Severance taxes	1,901,558	8.43	2,192,246	6.81
	$17,021,075	$75.48	$18,382,723	$57.07

Operating expenses decreased by 11.2% to $32.1 million for the six months ended June 30, 2013 from $36.2 million in the 2012 period.  The following table sets forth the components of operating expenses for the 2013 and 2012 periods:

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Total	Per Boe	Total	Per Boe
Lease operating expense	$9,803,154	$21.49	$9,331,202	$16.19
Workover expense	1,429,132	3.14	3,539,301	6.14
Exploration expense	283,971	0.62	155,686	0.27
Loss on plugging and abandonment	-	-	2,468,969	4.29
Dry hole costs	-	-	93,353	0.16
Depreciation, depletion and amortization	10,871,036	23.83	10,512,540	18.24
Accretion expense	1,276,194	2.80	1,111,008	1.93
General and administrative	4,438,742	9.73	5,070,665	8.80
Severance taxes	3,992,612	8.75	3,873,125	6.72
	$32,094,841	$70.36	$36,155,849	$62.74

The changes in operating expenses were primarily attributable to the factors discussed below.

Lease Operating Expense

Lease operating expenses for the quarter ended June 30, 2013 increased 10.4% to $5.2 million from $4.7 million in the 2012 quarter and, on a per BOE basis, increased 57.7% to $23.06 per BOE from $14.62 per BOE, in the 2012 quarter.  Lease operating expenses for the six months ended June 30, 2013 increased 5.1% to $9.8 million from $9.3 million in the 2012 period and on a per BOE basis, increased 32.7% to $21.49 per BOE from $16.19 per BOE in the 2012 period.  The increase in lease operating expense for the three and six month periods was primarily due the nonrecurring cost of a barge removal in the Little Bay Field totaling $0.4 million.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment.  The increase in lease operating expenses on a per BOE basis for the quarter and six month period was primarily attributable to the decreases in production volumes and the fixed nature of certain lease operating expenses.

Workover Expense

Workover expense for the quarter ended June 30, 2013 decreased to $1,167,870 from $2,067,833 in the 2012 quarter and decreased to $1,429,132 from $3,539,301 for the six months ended June 30, 2013 from the 2012 period.  The change in workover expense was attributable to a decrease in the number of workovers completed during 2013 quarter and period as compared to 2012.

Exploration Expense

Exploration expense for the quarter ended June 30, 2013 increased to $115,687 from $98,290 in the 2012 quarter.  Exploration expense for the six months ended June 30, 2013 increased to $283,971 from $155,686 in the 2012 period.  Exploration expenses principally relate to delay rentals and field studies related to Grand Bay Field.

Loss on plugging and abandonment

Loss on plugging and abandonment for the quarter and six months ended June 30, 2012 totaled $856,679 and $2,468,969, respectively, due to costs of plugging and abandoning wells in Little Bay, South Atchafalaya Bay and Crooked Bayou fields that exceeded those estimated in our calculation of asset retirement obligation liabilities.  Four of the wells plugged were the deepest and highest pressure wells in our entire inventory of wells to be plugged.  These wells were orphaned wells on expired leases which we inherited from the previous owners and which have never produced since we have owned the assets.  In addition, several of the wells had unanticipated severe casing damage.  Accordingly, the actual costs incurred in plugging and abandoning these wells was substantially higher than we estimated and would expect to incur in future plugging operations.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the quarter ended June 30, 2013 increased 1.6% to $5,662,542 from $5,575,388 in the 2012 quarter and increased to $25.11 per BOE from $17.31 per BOE in the 2012 quarter.  Depreciation, depletion and amortization for the six months ended June 30, 2013 increased 3.4% to $10,871,036 from $10,512,540 in the 2012 period and increased to $23.83 per BOE from $18.24 per BOE in the 2012 period.

We utilize the successful efforts method of accounting for oil and gas producing activities.  Under this method, DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

The increase in DD&A expense and DD&A expense per BOE, during the 2013 periods was attributable to additional capital expenditures incurred in our development program.

Accretion expense

Accretion expense relating to our asset retirement obligations increased to $638,097 from $555,504 for the quarter ended June 30, 2013 as compared to the 2012 quarter.  Accretion expense relating to our asset retirement obligations increased to $1,276,194 from $1,111,008 for the six months ended June 30, 2013 as compared to the 2012 period.

The increase in accretion expense was attributable to changes in the anticipated plugging dates and discount rates used in calculating the asset retirement obligation for certain fields.

General and Administrative

General and administrative (“G&A”) expense for the quarter ended June 30, 2013 remained essentially flat at $2,335,208 as compared to $2,324,182 in the 2012 quarter, but was 43.5% higher on a per BOE basis. For the six months ended June 30, 2013, general and administrative expense decreased by 12.5% to $4,438,742 from $5,070,665 in the 2012 period.  The decrease in G&A expense for the six month period was primarily attributable to decreases in head count (reducing salary, wages and benefits approximately $204,000) and a decrease in stock based compensation for the quarter (down approximately $299,000).  During and, subsequent to, the second quarter of 2013 we added personnel and do not expect the decrease in G&A expense due to reduced head count to be permanent.

Severance Taxes

Severance taxes for the quarter ended June 30, 2013 decreased to $1,901,558 from $2,192,246 in the 2012 quarter.  For the six months ended June 30, 2013, severance taxes increased to $3,992,612 from $3,873,125 for the 2012 period.  The increase was primarily attributable a reduced number of inactive wells eligible for certain Louisiana severance tax exemptions, partially offset by reduced revenues.

Other Income (Expense), Net

Net other expense increased to $5.3 million in for the quarter ended June 30, 2013 from $4.3 million for the 2012 quarter.  For the six months ended June 30, 2013, other expense increased to $10.5 million from $8.7 million in the 2012 period.

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

Income Tax Benefit

For the quarter ended June 30, 2013 we recorded an income tax benefit of $1,059,382 compared to $569,909 in expense during the 2012 quarter.  For the six months ended June 30, 2013 we recorded an income tax benefit of $1,513,532 compared to $165,834 in the 2012 period.

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

Since 2009, we have funded operations, including all development and related activities, out of operating cash flow and cash on hand, which funds have been supplemented by our receipt of funds from our April and July 2011 and May 2012 equity capital raises and our December 2012 issuance of senior secured notes described herein.

We developed, and beginning in 2011 commenced, a layered, multi-faceted development and maintenance program designed to achieve short-, mid- and long-term objectives. Short-term objectives are focused on restoration of shut-in and curtailed production through investments in infrastructure and deferred maintenance and recompletions, workovers and thru-tubing plugbacks each designed to increase or restore production volumes from wells producing below capacity and an inventory of proved developed nonproducing opportunities. Mid-term, following or in conjunction with execution of short-term opportunities, our focus is on the development of an inventory of proved undeveloped opportunities within our inventory of proved undeveloped wells targeting normally pressured oil and gas.  Long-term, following or in conjunction with the execution of our short- and mid-term opportunities, our focus is on continuing development of our reserves and exploratory drilling of deep shelf opportunities.  During 2011, we achieved our principal short-term objectives through substantial investments in infrastructure upgrades.  During 2012 and continuing through the second quarter of 2013, while continuing to advance short-term objectives associated with continual investment in our infrastructure, recompletions and workovers, we focused on our mid-term objectives as reflected in continued investment in our developmental drilling program.

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

We believe that our cash flows from operations and cash on hand, including funds received from our equity and note offerings, are sufficient to support our liquidity needs for the next twelve months, including funding all of our current short-term objectives, including investments in planned infrastructure and deferred maintenance, recompletions, workovers and through-tubing plugbacks.  We believe that our cash flows from operations and cash on hand will also be sufficient to pursue our current mid-term objectives relating to development of proved undeveloped opportunities.  Our development of proved undeveloped opportunities is scalable.  Depending upon the results of our short-term development initiatives, ongoing development efforts relating to our proved undeveloped opportunities and any further capital commitments, we may accelerate our planned development of proved undeveloped opportunities or otherwise adjust the nature or rate of our development program.  Pursuit of our long-term plans for exploratory drilling of deep shelf prospects is expected to require funding in excess of our current resources and projected operating cash flow and to be dependent upon results attained by other operators that are currently pioneering ultra-deep drilling in the trend within which our ultra-deep prospects are located.  At June 30, 2013, we were continuing to monitor developments within the ultra-deep trend and to be engaged in discussions with various potential partners relative to the potential exploration of our ultra-deep prospects.  We presently lack the financial resources to carry our proportionate share of the anticipated exploration and development costs associated with such joint venture and will be required to secure additional financing to support our share of such costs and maintain our interest in such ultra-deep prospects.  To that end, we expect to seek partners to enter into arrangements that will provide the necessary funding to pay some, or all, of our share of the joint venture costs with the effect of reducing our interest in the joint venture. We presently have no commitments from potential joint venture partners or to provide funding to cover our share of such costs.

Unexpected declines in commodity prices or production levels, or failures in achieving production increases through short- and mid-term development plans, could result in our inability to support our operations and drilling and development plans.

Further, in order to further supplement our liquidity and increase our operating flexibility, we continue to pursue efforts to secure a revolving credit facility but, as of this writing, have not yet established such a facility and there can be no assurance that we will be successful in establishing a revolving credit facility on terms that we consider to be favorable or at all.

Cash, Cash Flows and Working Capital

We had a cash balance of $30.2 million and working capital of $18.0 million at June 30, 2013 as compared to a cash balance of $32.3 million and working capital of $21.2 million at December 31, 2012. The decrease in cash on hand was primarily attributable to the interest payment on our 2016 notes made in January and investments in our development program, including lease bonus and first year rentals on our new Gulf of Mexico leases. The decrease in our working capital was primarily attributable to utilization of cash to fund our development program and Gulf of Mexico lease acquisition.

Operations provided cash flow of $7.9 million for the six months ended June 30, 2013 as compared to providing $21.0 million for the six months ended June 30, 2012. The change in operating cash flows during 2013 was principally attributable to reduced profitability resulting from lower production volumes and changes in our operating assets and liabilities.

Investing activities used cash totaling $9.5 million during the six months ended June 30, 2013, including $1.1 million of cash used to pay lease bonuses and first year rentals on our new Gulf of Mexico leases, as compared to cash used in investing of $25.1 million during the six months ended June 30, 2012.  We incurred $12.2 million and $28.9 million for oil and gas development activities for the six months ended June 30, 2013 and 2012, respectively.

Financing activities used cash flows of $0.5 million during the six months ended June 30, 2013 as compared to $21.9 million provided during the six months ended June 30, 2012.  Cash flows provided by financing activities during the 2012 period primarily related to an equity offering and funds received for the exercise of common stock options and warrants.

Debt and Non-Current Liabilities

At June 30, 2013, we had $150.6 million of indebtedness outstanding (reflecting a $1.9 million debt discount) compared to $150.4 million of indebtedness outstanding at December 31, 2012 (reflecting a $2.1 million debt discount), consisting of $152.5 million under our 2016 Notes.

The principal terms of our debt and non-current liabilities at June 30, 2013 were as follows:

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

Capital Expenditures and Commitments

Our capital spending for the six months ended June 30, 2013 was $12.2 million relating primarily to development of our oil and gas properties ($6.2 million), acquisition of Gulf of Mexico Shelf acreage ($1.4 million), 12 recompletions ($1.9 million) and investments in multiple infrastructure projects ($2.7 million).  Included in the recompletions is $1.2 million relating to our tubing replacement program.

As of July 1, 2013, we anticipate that our capital budget for the balance of 2013, including drilling our Rocky and Zeke prospects, will be approximately $12.8 million, excluding potential acquisitions and capital requirements associated with any joint ventures to develop our deep prospects.  As noted, we have the operational flexibility to react quickly with our capital expenditures to changes in our cash flows from operations.  Actual levels of capital expenditures in any year may vary significantly due to many factors, including the extent to which properties are acquired, drilling results, oil and gas prices, industry conditions and the prices and availability of goods and services.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2013.

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

As of June 30, 2013, we had the following hedge contracts outstanding:

	Beginning	Ending	Fixed	Total
Instrument	Date	Date	Price	Bbls
Fixed Price Swap	April 2013	December 2013	$106.82	92,000
Fixed Price Swap	April 2013	March 2014	$109.20	114,000
				206,000

We are exposed to market risk on derivative instruments to the extent of changes in market prices of crude oil.  However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity.  Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts.  The change in the fair value of our commodity derivative contracts that are effective are recorded to Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity in the Consolidated Balance Sheets.  The ineffective portion of the change in fair market value of derivatives is recorded currently in earnings as a component of Oil and Gas Hedging in the Consolidated Statements of Operations and Comprehensive Income.  We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities.  For the three months ended June 30, 2013, we recorded an unrealized gain on commodity derivatives of $716,222 in current earnings and an unrealized gain on commodity derivatives of $696,969 in accumulated other comprehensive income (loss).  For the six months ended June 30, 2013, we recorded an unrealized gain on commodity derivatives of $882,731 in current earnings and an unrealized gain on commodity derivatives of $858,729 in accumulated other comprehensive income (loss).

At June 30, 2013, we had two counterparties to our fixed price swap contracts. We are exposed to credit losses in the event of nonperformance by any counterparty on our commodity derivatives positions. However, we do not anticipate nonperformance by any counterparty over the term of the commodity derivatives positions.

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 9, 2013
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Michael Aldridge
Michael Aldridge
Executive Vice President and Chief Financial Officer