Form 10-K/A
period 2013-12-31
SARATOGA RESOURCES INC /TX
filed 2014-04-02
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

SARATOGA RESOURCES, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Saratoga Resources, Inc. (the “Company”) for the year ended December 31, 2013 as originally filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Filing”).

This Form 10-K/A amends the Original Filing solely to include the “Reserve Report of Independent Engineer – Collarini Associates” which was omitted as Exhibit 99.1 to the Original Filing. The report is filed as Exhibit 99.1 hereto. This Form 10-K/A also amends Item 15 of Part IV to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PART IV

Item 15.

Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date Filed	Number
3.1	Restated Articles of Incorporation of Saratoga Resources with amendments, dated May 14, 2010	8-K	05/18/10	3.1
3.2	Amended and Restated Bylaws of Saratoga Resources, dated May 16, 2011	8-K	05/20/11	3.1
4.1	Indenture Agreement, dated July 12, 2011, by and among Saratoga Resources and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	07/15/11	4.1
4.2	First Supplemental Indenture, dated December 4, 2012, by and among Saratoga Resources and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	12/05/12	4.1
4.3	Indenture, dated November 22, 2013, by and among Saratoga Resources and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	11/25/13	4.1
4.4	Intercreditor Agreement, dated November 22, 2013, by and among Saratoga Resources, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee on behalf of holders of First Lien Notes, and The Bank of New York Mellon Trust Company, N.A., as trustee on behalf of holders of Second Lien Notes	8-K	11/25/13	4.2
4.5	Form of Registration Rights Agreement, dated November 22, 2013, by and among Saratoga Resources, the guarantors named therein and the purchasers of First Lien Notes	8-K	11/25/13	4.3
10.1	Employment Agreement, dated June 10, 2013, with Thomas Cooke*	8-K	06/14/13	10.1
10.4	Employment Agreement, dated June 10, 2013, with Andrew Clifford*	8-K	06/14/13	10.2
10.7	Investor Rights Agreement, dated July 12, 2011	8-K	07/15/11	10.3
10.8	Saratoga Resources, Inc. 2011 Omnibus Incentive Plan	S-8	09/13/11	10.1
10.9	Form of Warrant Exercise Agreement	8-K	05/25/12	10.1
10.10	Form of $8.00 Warrant	8-K	05/25/12	10.2
10.11	Saratoga Resources, Inc. Annual Incentive Plan*	8-K	03/23/12	10.1
10.12	Form of Share Purchase Agreement, dated May 14, 2012	8-K	05/16/12	10.1
10.13	Form of Subscription Agreement, dated May 14, 2012	8-K	05/16/12	10.2
10.14	Form of Registration Rights Agreement, dated May 2012	8-K	05/16/12	10.3
14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	01/25/06	14.1
21.1	List of subsidiaries	10-K	04/14/10	21.1
23.1	Consent of MaloneBailey, LLP	10-K	03/31/14	23.1
23.2	Consent of Collarini Associates				X
31.1	Section 302 Certification of CEO				X
31.2	Section 302 Certification of CFO				X
32.1	Section 906 Certification of CEO	10-K	03/31/14
32.2	Section 906 Certification of CFO	10-K	03/31/14
99.1	Reserve Report of Independent Engineer – Collarini Associates				X
99.2	Reserve Report of Independent Engineer – DeGolyer and MacNaughton	8-K	12/13/13	99.1

*

Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA RESOURCES, INC.

Dated: April 2, 2014	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman and Chief Executive Officer

4