Form 10-K
period 2014-12-31
SARATOGA RESOURCES INC /TX
filed 2015-04-15
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 1-32955

SARATOGA RESOURCES, INC.

(Exact name of registrant specified in its charter)

Texas	76-0314489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9225 Katy Freeway, Suite 100, Houston, Texas 77024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on the closing sales price of the registrant’s common stock on that date, was approximately $27.3 million. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 10, 2015 was 30,986,601.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

Item 1.

Business

General

We are an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of crude oil and natural gas properties. As of December 31, 2014, our properties consisted of approximately 51,500 acres under lease, including 31,700 acres gross/net located in the transitional coastline in protected in-bay environments on parish and state leases in south Louisiana and 19,800 acres gross/net under federal leases in the shallow Gulf of Mexico shelf.

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

Our shallow Gulf of Mexico shelf properties were acquired during 2013. At December 31, 2014, our shallow Gulf of Mexico shelf properties did not include any producing wells and we were engaged in efforts to seek partners to participate in development of such properties.  We continually seek to enhance our acreage position through leasing and evaluation of opportunistic acquisitions primarily within, but not limited to, the transition zone and in the shallow Gulf of Mexico.

As of December 31, 2014, our total proved reserves were 10.2 MMBoe, consisting of 5.8 MMBbls of oil and 26.6 Bcf of natural gas, approximately 73% of which was attributable to state and parish properties. The PV-10 of our proved reserves at December 31, 2014 was $209.3 million, based on SEC pricing. The PV-10 of our proved reserves, based on NYMEX strip pricing, was $69.4 million. Additionally, we had probable reserves of 25.9 MMBoe, consisting of 10.4 MMBbls of oil and 93.2 Bcf of natural gas. Moreover, our reserve base includes significant undeveloped and exploratory drilling opportunities.  We operate over 99% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

During 2014, we produced 670.1 MBoe, of which approximately 76% was oil and all of which was attributable to our state and parish properties. As of December 31, 2014, our development opportunities included 61 proved behind pipe and shut-in opportunities in 44 wells in 6 fields, 36 proved undeveloped opportunities within 15 proposed wells in 5 fields. An additional 61 formerly proved undeveloped opportunities within 21 proposed wells in 3 fields were re-classified as probable P90 reserves as required by the SEC five-year PUD rule.  Additionally, at December 31, 2014, we had 37 probable behind pipe and shut-in development opportunities. Additionally, at December 31, 2014, 41 probable undeveloped opportunities within 24 proposed wells in 4 fields, 13 possible behind pipe and shut-in development opportunities and 86 possible undeveloped opportunities within 33 wells in 5 fields.  During the year ended December 31, 2014, we successfully completed one development well, 6 recompletions, and 9 workovers.

Our principal and administrative offices are located at 9225 Katy Freeway, Suite 100, Houston, Texas. Our telephone number is (713) 458-1560.

Our Strengths

High-Quality Resource Base.  Our principal assets are located in shallow waters on parish and state leases of south Louisiana in fields that are characterized by over 30 years of development drilling and production history. These assets are in close proximity to several other fields operated by leading industry companies such as Energy XXI Limited, Helis Oil and Gas Company, Hilcorp Energy Company, Swift Energy Company and Texas Petroleum Investment Company. Additionally, our shallow Gulf of Mexico shelf assets include proved reserves and prospects identified by 3-D seismic and are located in proximity to existing field infrastructure. We believe the quality and location of our properties reduce our development risk and promote operating efficiencies which help to reduce our lifting costs. Additionally, the oil produced by our assets currently commands a premium to WTI crude oil pricing.  We also believe that our reserve base has significant undeveloped and exploratory drilling opportunities.

Geographically Focused Assets Without Exposure to Deep Water Operating Risks.  Our proved reserves are primarily located in the shallow waters of the Grand Bay Field, Breton Sound 32 Field and 11 other fields on state and parish leases of south Louisiana and, to a lesser degree, in the shallow waters of the Gulf of Mexico shelf. This focused asset base allows us to leverage our technical knowledge of the geological features and operating dynamics within this region. Our geographic focus also enables us to establish economies of scale in both drilling and production operations, allowing us to manage a greater amount of acreage and minimize the marginal costs associated with development activities. Because our present operations are primarily in shallow state waters and, to a lesser extent, in the shallow Gulf of Mexico shelf, we are not exposed to the extreme risk associated with deep water operations. In addition, we are able to avoid the long lead times to first production and ultra-high costs associated with deep water development.

Extensive Workover and Drilling Inventory.  At December 31, 2014, we controlled approximately 51,500 gross/net acres, of which more than half is HBP. Approximately 81% of our proved reserves are classified as proved developed nonproducing and proved undeveloped reserves. We believe our properties hold substantial additional behind pipe reserves beyond the amounts quantified in the proved reserves category and provide us with a significant number of exploration prospects.  As of December 31, 2014, our development opportunities included 61 proved behind pipe and shut-in opportunities in 44 wells in 6 fields, 36 proved undeveloped opportunities within 15 proposed wells in 5 fields.  An additional 61 formerly proved undeveloped opportunities within 21 proposed wells in 3 fields were reclassified as probable P90 reserves as required by the SEC five year PUD rule.  Additionally, at December 31, 2014, we had 37 probable behind pipe and shut-in development opportunities, 41 probable undeveloped opportunities within 24 proposed wells in 4 fields, 13 possible behind pipe and shut-in development opportunities and 86 possible undeveloped opportunities within 33 wells in 5 fields.

High Net Revenue Interests and Operational Control.  We own an average net revenue interest in our properties of approximately 75%, which enhances our returns by reducing royalty payments and provides us flexibility in negotiating potential farm-outs, joint ventures, and other opportunities. Additionally, we own a 100% working interest in substantially all of our properties and operate over 99% of the wells that comprise our PV-10 as of December 31, 2014. As an operator, we can more efficiently manage our operating costs, capital expenditures and the timing and method of development of our properties. Our significant operational control and expertise in the area should allow us to operate with a lower cost structure and maximize returns on capital employed.

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

Experienced Management Team.  Our directors and executive officers have over 270 combined years of industry experience and a proven track record of successfully leading independent oil and natural gas companies. In addition, our management team has extensive major oil company operational expertise with particular emphasis on cost-control and reservoir management.

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

Actively Manage the Risks and Rewards of Our Drilling Program.  We operate over 99% of the wells that comprise our proved reserves as of December 31, 2014, and we own net revenue interests in our properties that average approximately 75% on a net acreage leasehold basis. We believe operating our properties is important because it allows us to control the timing and costs in our drilling budget, as well as control operating costs and production marketing. In addition, our high net revenue interests enhance our returns from each successful well we drill by generating a higher percentage of cash flow. We believe our high net revenue interests provide us with a unique opportunity to retain a substantial economic interest in riskier wells, including wells that may be drilled on the Gulf of Mexico shelf acreage, while mitigating the risk associated with these projects through farm-outs or promoted deals. Additionally, we will review and rationalize our properties on a continuous basis in order to optimize our existing asset base.

Leverage Technological Expertise.  We believe that 3-D seismic analysis and other advanced technologies and production techniques are useful tools that help improve drilling results and ultimately enhance our production and returns. At December 31, 2014, we either owned or held licenses for 3-D seismic data covering over 90 square miles in Grand Bay and other fields. We intend to utilize these technologies and production techniques in exploring for, developing and exploiting oil and natural gas properties to help us reduce drilling risks, lower finding costs and provide for more efficient production of oil and natural gas from our properties. We believe that the use of these technologies enhances our probability of locating and producing reserves that might not otherwise be discovered.

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

Properties

The following table describes our properties, proved reserves and production profile at December 31, 2014:

Property	Barrels of Oil Equivalent (MBoe)	% Oil	PV-10(1) (in thousands)	Net Acreage (estimated)	Net Revenue Interest %	Net Producing Wells	Reserve Life Index(2) (Years)
Louisiana Transition Zone
Grand Bay	3,425	71%	$88,084	17,391	70-79%	58	15.5
Breton Sound 32	1,698	68%	$38,454	3,117	78-82%	14	10.4
Breton Sound 18	900	60%	$28,833	1,866	78-79.5%	5	6.4
Other	1,462	27%	$19,546	9,323	69-81%	18	7.0
Gulf of Mexico Shelf
Vermillion	1,071	79%	$20,223	9,814	77%	0	*
Ship Shoal	1,666	25%	$14,145	10,000	77%	0	*
All Properties	10,222	57%	$209,285	51,511	69-81%	95	13.9

________________________

*

Not meaningful

(1)

Based on unweighted average benchmark prices as of the first of each month during 2014 of $94.99 per Bbl and $4.35 per MMBtu and before future income taxes. The average realized price after applying differential to unweighted average benchmark prices was $96.30 per Bbl and $4.47 per Mcf. PV 10 is a non GAAP financial measure as defined by the SEC.

(2)

Calculated by dividing total net proved reserves by current net production for December 2014.

Louisiana Transition Zone

Our principal producing properties are located in the transitional coastline in protected in-bay environments on parish and state leases in south Louisiana, an area commonly referred to as the “transition zone.”  The majority of those properties were acquired in, and we have operated those properties since, 2008.  Our properties in the transition zone span 11 fields with principal properties, by production and reserves, being in Grand Bay, Breton Sound 18 and Breton Sound 32 fields.

Grand Bay Field.  The Grand Bay Field is located in Plaquemines Parish, approximately 70 miles southeast of New Orleans, Louisiana. It is situated in the transitional coastline in a protected in-bay environment on parish and state leases on the east side of the Mississippi River. Gulf Oil discovered the field in 1938. Saratoga is the operator of all of the Grand Bay Field with 100% working interest and net revenue interests ranging from70% to 79%. Our leases in the Grand Bay Field, which are all HBP, cover an estimated 17,391 gross and net acres.

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

The Grand Bay field has produced oil and gas from over 65 different sand formations located at depths between approximately 1,600 and 13,500 feet. Our field holdings include approximately 66 active wellbores, 50 proved developed nonproducing opportunities and 23 proved undeveloped opportunities in 8 proposed drilling locations within the field.  An additional 48 formerly proved undeveloped opportunities within 14 proposed wells were reclassified as probable P90 reserves as required by the SEC five year PUD rule. There are also 28 probable developed nonproducing, 27 probable undeveloped opportunities in 18 proposed drilling locations, 12 possible developed nonproducing and 41 possible undeveloped opportunities in 16 proposed drilling locations within the field.  We are planning to undertake one or more reservoir simulations in the field in 2015. Based on one previous horizontal well drilled in Grand Bay field, with favorable results, we are actively seeking horizontal and high angle well candidates in Grand Bay field. Another important part of our ongoing analysis of Grand Bay is the geopressured sequence incorporating the Tex L (25 sand) and Cib Carst (43 sand) reservoirs, below 13,000 feet, which has been largely unexplored to date.  We have identified multiple opportunities within the sequence and will continue our efforts to seek third parties to drill the initial prospect within the sequence once commodity prices recover.

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

Breton Sound Block 32 Field. Breton Sound Block 32 field is located in Plaquemines Parish, Louisiana, approximately 45 miles ESE of New Orleans, Louisiana. It is situated in the transitional coastline in a protected in-bay environment on parish and state leases on the east side of the Mississippi River.  The field was discovered by Barnsdall in 1949 but most of the field development was undertaken by Kerr-McGee who sold the field to LLOG who, in turn, sold the field to Amerada Hess. Saratoga acquired its interest from Amerada Hess in September 2006. Saratoga operates the field with 100% WI. There are two principal HBP leases associated with the field, SL 1227 and SL 15536 plus an additional 9 HBP leases and an additional primary term lease, SL 21247, associated with a deeper Tex W objective with shallow PUD reserves.

Breton Sound Block 32 field is a broad, low-relief anticlinal structure with rollover into a large west-east trending down-to-the-south fault. The reservoir drive mechanisms are water drive for the principal 5750’ and 5800’ sands and combination water drive/pressure depletion for other reservoirs. Production has been from between approximately 5,300' and 11,500', subsea. Our field holdings include approximately 17 active wellbores and 5 proved undeveloped opportunities in 3 proposed drilling locations within the field. There are also 2 probable developed nonproducing, 4 probable undeveloped opportunities in 1 proposed drilling location and 5 possible undeveloped opportunities in 4 proposed drilling locations within the field. Saratoga has successfully drilled and completed 3 horizontal wells in the field since 2013 and plans more horizontal development wells once the results of its reservoir simulation project have been analyzed in the first half of 2015.

Facilities include a centrally-located, manned, platform complex in 10 feet of water to which wells are tied back subsea. Production from the field is transported approximately 2 miles to the NW via Saratoga-owned flowlines to where it ties into a 20” sales line. We have licensed a high-quality 3-D seismic survey that covers the field and we have undertaken seismic reprocessing of these data to enhance data quality.

During 2014, we drilled and completed the “Rocky 3” horizontal development well in Breton Sound 32 field which targeted an elongated ridge in the 5,800’ sand with a 750’ lateral completion.

Breton Sound Block 18 Field. The Breton Sound Block 18 Field is located in Plaquemines Parish, Louisiana, approximately 45 miles east-southeast of New Orleans, Louisiana. It is situated in the transitional coastline in a protected in-bay environment on parish and state leases on the east side of the Mississippi River. The older field proper was discovered in 1963. The newer portion of the field, where Saratoga's interests are located, was discovered in 2000 by LLOG, who sold the field to Amerada Hess. Saratoga acquired their interest from Amerada Hess in September 2006. Saratoga owns 100% and is the operator. There are 7 HBP leases associated with the field and one primary term lease.

The Breton Sound Block 18 Field is a faulted, anticlinal structure, with outlying stratigraphic traps. It is one of a series of stratigraphic trap-type fields in the eastern Louisiana coastal offshore Middle Miocene trend that was discovered with 3-D seismic technology. The reservoir drive mechanisms are water drive and combination water drive/pressure depletion. Production has been between approximately 3,500' and 9,700', subsea.

Facilities include a centrally-located, unmanned, platform in 10 feet of water to which wells are tied back subsea. Production from the field is transported to the Breton Sound Block 32 Field. We have licensed a high-quality 3-D seismic survey that covers the field and we have undertaken seismic reprocessing of these data to enhance data quality.

Other Fields.  We hold interests in 10 other fields, 8 of which are located in shallow waters on state leases in Plaquemines, St. Bernard and St. Mary parishes of southern Louisiana and 2 of which are in the shallow waters of the Gulf of Mexico. We have 100% working interest in all fields, except for the Main Pass 47 Field, where we have a 7.5% overriding royalty interest in one producing well.  Our net revenue interests in these fields average 75%.  The leases, which are mostly HBP, cover 29,137 gross/net acres.

Among the other fields in which we hold interests are the Main Pass Block 25, Main Pass Block 46, Main Pass Block 52 and Vermilion Block 16 fields. We operate all these fields with a 100% working interest. We have unmanned platforms at each of these fields and wells are tied back subsea to our facilities.

There appears to be renewed interest in the high profile, ultra-deep play following Freeport-McMoRan’s recent onshore success at their Highlander Prospect so we will continue to evaluate the ultra-deep potential underlying our Grand Bay and Vermilion Block 16 fields.

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

Using licensed 3-D surveys, four initial prospects, two of which have proved undeveloped reserves, have been identified within the Gulf of Mexico shelf acreage.  With the drop in commodity prices during the second half of 2014, we have put efforts to drill those prospects on hold.  We expect to resume efforts to seek partners to drill the first of the prospects at such time as commodity prices support such efforts.  The acreage includes proved undeveloped reserves at December 31, 2014 of 2.74 MMBOE.

Field Infrastructure

We own significant infrastructure assets that are used to service our properties and third-party customers, including over 100 miles of pipeline connecting several of the fields as well as outlying wellheads. There are five platform facilities plus 35 active producing wellbores associated with the Main Pass and Breton Sound fields and one platform plus two active producing wellbores at Vermilion Block 16 field. Facilities at the Grand Bay Field include four tank batteries, a compressor station, various flow lines and a bunk house and there are 58 active producing wellbores in the field. In addition to serving our wells and improving field economics, we generate processing and production handling revenues from third-party customers. We also operate approximately eight saltwater disposal wells.

Oil and Natural Gas Reserves

Reserve Estimates

SEC Case.  The following tables sets forth, as of December 31, 2014, our estimated net proved oil and natural gas reserves, the estimated present value (discounted at an annual rate of 10%) of estimated future net revenues before future income taxes (PV-10) and after future income taxes (Standardized Measure) of our proved reserves and our estimated net probable and possible oil and natural gas reserves, each prepared in accordance with assumptions prescribed by the Securities and Exchange Commission (SEC). All of our reserves are located in the United States.

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

	Reserves(1)
Reserve category	Oil (MBbls)	Natural Gas (MMcf)	Total(2) (MBoe)
Proved
Developed
Producing	1,666	1,638	1,940
Shut-in	53	352	112
Behind Pipe	1,179	3,215	1,714
Total Proved Developed	2,898	5,205	3,766
Undeveloped	2,894	21,374	6,456
Total Proved	5,792	26,579	10,222
Probable(3)
Developed	987	6,156	2,013
Undeveloped	9,396	87,089	23,911
Possible(3)
Developed and Undeveloped	16,793	121,991	37,125
PV-10(1) (in thousands) of proved			$209,285
Standardized Measure(4) (in thousands)			$188,795

_______________________

(1)

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of our proved reserves and the PV-10 set forth herein reflect estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions at December 31, 2014. For purposes of determining prices, we used the unweighted arithmetical average of the prices on the first day of each month within the 12-month period ended December 31, 2014 which were $94.99 per Bbl and $4.35 per MMBtu. The prices utilized for purposes of estimating our proved reserves were $96.30 per Bbl and $4.47 per Mcf, after adjustment by property for energy content, quality, transportation fees and regional price differentials. The prices should not be interpreted as a prediction of future prices. The amounts shown do not give effect to non-property related expenses, such as corporate general administrative expenses and debt service, future income taxes or to depreciation, depletion and amortization.

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

Alternative Pricing Case.  We use forward-looking market-based data in developing our drilling plans, assessing our capital expenditure needs and projecting future cash flows. The table below compares our estimated proved reserves and associated present value (discounted at an annual rate of 10%) of estimated future revenue before income taxes using the 2014 12-month average prices reflected in our reported reserve estimates and the NYMEX future strip prices as of December 31, 2014.

	Oil (MBbls)	Gas (MMcf)	Total (MBoe)(1)	PV-10 (in thousands)
SEC Case	5,792	26,579	10,222	$209,285
NYMEX Strip Price Case(2)	4,829	24,720	8,945	$69,368

______________________

(1)

Natural gas is converted on the basis of six Mcf of gas per one barrel of oil equivalent.

(2)

The NYMEX Strip Pricing Case discloses our estimated proved reserves using future market-based commodities prices instead of the average historical prices used in the SEC Case. Under the NYMEX Strip Pricing Case, we used futures prices, as quoted on the New York Mercantile Exchange (“NYMEX”) on December 31, 2014, as benchmark prices for 2015 through 2022, and continued to use the 2022 futures price for all subsequent years. These benchmark prices were further adjusted for quality, energy content, transportation fees and other price differentials specific to our properties, resulting in an average adjusted price of $67.58 per barrel of oil and $3.84 per Mcf of natural gas over the remaining life of the proved reserves. There is no change to our cost or other assumptions between this higher price scenario and those used in the estimation of our reported reserves.

Reserve Estimation Process, Controls and Technologies

The reserve estimates, including PV-10 and Standard Measure estimates, set forth above were prepared by Collarini Associates for our transition zone reserves (83.6% of PV-10 of our total proved reserves) and internally for our Gulf of Mexico shelf reserves (16.4% of PV-10 of our total proved reserves).

These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards.

We maintain an internal staff of engineering and geoscience professionals that prepare and review internal reserve estimates and work with third-party engineering firms in the preparation of their reserve estimates, all under the leadership and direction of our President, a degreed petroleum geologist/geophysicist with over 30 years of technical experience involving petroleum reserve assessment and estimation and geoscience-based evaluation. Our technical staff works closely with Collarini Associates (the “outside reserve engineers”) in connection with their preparation of our reserve estimates, including assessing the integrity, accuracy and timeliness of the methods and assumptions used in this process. Our technical team members meet with outside reserve engineers periodically throughout the year to discuss the assumptions and methods used in the reserve estimation process. We provide historical information to the outside reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Our engineering and geosciences staff coordinate with our accounting and other departments to provide the appropriate data to the outside reserve engineers in support of the reserve estimation process and to assure that information derived from the outside reserve engineers’ reports is properly disclosed in our reports.

Collarini Associates is an independent Houston and New Orleans-based professional engineering firm specializing in technical and financial evaluation of oil and gas assets. Their report with respect to our transition zone reserves was prepared under the direction of Collarini Associates’ President and Engineering Manager, Mitch Reece. Mr. Reece holds a B.S. in petroleum engineering from Texas A&M University, is a registered professional engineer and has approximately 30 years of experience in production engineering, reservoir engineering, acquisitions and divestments, field operations and management.

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

Our technical staff and our outside reserve engineers used a combination of production and pressure performance, simulation studies, offset analogies, seismic data and interpretation, geophysical logs and core data to calculate our reserves estimates.

Proved Undeveloped Reserves

Our proved undeveloped reserves accounted for approximately 63% of our total reserves at December 31, 2014.  As of December 31, 2014, none of our proved reserved had been classified as proved undeveloped for more than five years and the majority of the properties for which we have proved undeveloped reserves have ongoing production from currently developed zones.  The following table summarizes activity within our proved undeveloped reserve category for the years ended December 31, 2014 and 2013:

	2014	2013
Proved undeveloped reserves (MBoe):
Beginning of year	12,846	12,890
Transferred to “proved developed” through drilling	-	728
Increase (decrease) due to evaluation reassessments and drilling results, net	1,365	(1,073)
Acquisitions (dispositions), net (1)	-	2,740
Reductions of proved undeveloped reserves aged five or more years (2)	(7,755)	(2,439)
End of year	6,456	12,846

___________________

(1)

Proved undeveloped reserves added through acquisitions during 2013 relate to Gulf of Mexico shelf acreage leased during 2013.

(2)

Represents downward revisions at December 31, 2014 and 2013 associated with SEC’s “five year” rule under which reserves are generally to be removed from presentation as proved reserves if not developed within five years of initially being booked in the proved undeveloped category.

Our proved undeveloped reserves at December 31, 2014 were associated with our Louisiana properties (3,719 MMBoe) and our Gulf of Mexico shelf properties (2,737 MMBoe).

We incurred costs relating to the development of proved undeveloped reserves of $5.7 million and $17.3 million during 2014 and 2013, respectively.

All proved undeveloped locations are scheduled to be drilled, or otherwise converted into proved developed reserves, before the end of 2019. None of our proved undeveloped locations have been booked for longer than five years.

Production, Price and Production Cost History

The table below sets forth certain information regarding the production volumes, average prices received and average production costs associated with our sale of oil and natural gas for the three years ended December 31, 2014.

	2012	2013	2014
Net Production:
Oil (Bbl)	676,400	603,600	511,700
Natural gas (Mcf)	2,639,500	1,198,800	950,100
Combined volumes (Boe)	1,116,317	803,400	670,050
Average sales price per Boe	$73.93	$85.51	$78.09
Average production cost per Boe(1)	$20.74	$30.07	$43.53

__________________________

(1)

Average production cost per Boe excludes severance taxes.

Drilling and Development Activity

The following table summarizes our drilling activity for the past three years. Gross wells reflect the sum of all wells in which we own an interest. Net wells reflect the sum of our working interests in gross wells.

	2012		2013		2014
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Productive	0	0	0	0	0	0
Unproductive	0	0	0	0	0	0
Total	0	0	0	0	0	0
Developmental Wells:
Productive	3	3	4	4	1	1
Unproductive	0	0	0	0	0	0
Total	3	3	4	4	1	1
Success Ratio (1)	100%	100%	100%	100%	100%	100%

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

In addition to the wells completed, during 2014 we successfully completed 6 out of 9 recompletion and 9 out of 14 workover operations, with one workover operation still in progress at year end.  During 2013 we successfully completed 17 out of 22 recompletion and 9 out of 10 workover operations.

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

At December 31, 2014, there were no wells being drilled or recompletion or workover operations being conducted.

Productive Wells

The following table sets forth information with respect to our ownership interest in productive wells, all of which are located in the United States, as of December 31, 2014:

	Gross	Net
Oil wells	89	88
Gas wells	16	16
Total	105	104

Productive wells are producing wells and wells mechanically capable of production. A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof. Wells with multiple completions are counted as one well in the table above. The total gross wells at December 31, 2014 included no wells with multiple completions.

Developed and Undeveloped Acreage

The following table sets forth information with respect to our gross and net developed and undeveloped oil and natural gas acreage under lease as of December 31, 2014:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Louisiana Transition Zone	30,537	30,537	1,160	1,160	31,697	31,697
Gulf of Mexico Shelf	-	-	19,814	19,814	19,814	19,814
Total	30,537	30,537	20,974	20,974	51,511	51,511

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

We receive a premium price for our Light Louisiana Sweet (LLS) and Heavy Louisiana Sweet (HLS) crude oil produced. We attribute this premium pricing to the high quality and geographic location of the crude oil product. This combination of production location and crude oil quality have allowed us to sell our crude oil at prices above WTI price postings beginning in the second half of 2011 and continuing through 2014, and we anticipate that market conditions should allow us to continue to receive pricing above WTI postings into 2015.

Sales of oil and gas production to Shell Trading (US) Company and Shell Energy North America (US), L.P. (collectively “Shell”) and Chevron Natural Gas, Inc. and Chevron Products Company (collectively “Chevron”) accounted for 50% and 37% of our consolidated sales in 2014, respectively. Sales of oil and gas production to Shell and Chevron accounted for 57% and 32% of our consolidated sales in 2013, respectively. We believe that the loss of any of these purchasers would not have a material adverse effect on us because alternative purchasers are readily available.

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

As of December 31, 2014, we had the following crude oil hedge contracts outstanding:

	Beginning	Ending	Fixed	Strike		Total
Instrument	Date	Date	Price	Price	Premium	Bbls
Covered Call	April 1, 2014	March 31, 2015	$-	$103.30	$6.80	22,500
						22,500

Koch Supply and Trading, LP is the counterparty to our present covered call option. We are exposed to credit losses in the event of nonperformance by the counterparty on our commodity derivatives positions.  However, we do not anticipate nonperformance by the counterparty over the term of the commodity derivatives positions.

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

Employees

As of December 31, 2014, we had 32 full time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are positive. From time to time, we utilize the services of independent contractors to perform various field and other services.

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

Regulations Affecting Production

The jurisdictions in which we operate generally require permits for drilling operations, drilling bonds and operating reports and impose other requirements relating to the exploration and production of oil and gas. Such jurisdictions also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells, the spacing, plugging and abandonment of such wells, restrictions on venting or flaring natural gas and requirements regarding the ratability of production.

These laws and regulations may limit the amount of oil and natural gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. Moreover, many jurisdictions impose a production or severance tax with respect to the production and sale of oil and natural gas within their jurisdiction. There is generally no regulation of wellhead prices or other, similar direct economic regulation of production, but there can be no assurance that this will remain true in the future.

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

Gathering Regulations

Section 1(b) of the federal Natural Gas Act (“NGA”) exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. Although FERC has not made any formal determinations with respect to any of the natural gas gathering pipeline facilities that we own, we believe that our natural gas gathering pipelines meet the traditional tests that FERC has used to establish a pipeline’s status as a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission facilities and federally unregulated gathering facilities, however, has been the subject of substantial litigation and, over time, FERC’s policy for determining which facilities it regulates has changed. In addition, the distinction between FERC-regulated transmission facilities, on the one hand, and gathering facilities, on the other, is a fact-based determination made by FERC on a case-by-case basis. The classification and regulation of our gathering lines may be subject to change based on future determinations by FERC, the courts or the U.S. Congress.

State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and in some instances complaint-based rate regulation. Our gathering operations may also be subject to state ratable take and common purchaser statutes, designed to prohibit discrimination in favor of one producer over another or one source of supply over another. The regulations under these statutes can have the effect of imposing some restrictions on our ability as an owner of gathering facilities to decide with whom we contract to gather natural gas. Failure to comply with state regulations can result in the imposition of administrative, civil and criminal remedies. In addition, our natural gas gathering operations could be adversely affected should they be subject to more stringent application of state or federal regulation of rates and services, though we do not believe that we would be affected by any such action in a manner differently than other companies in our areas of operation.

Outer Continental Shelf Regulations

Our planned operations on federal oil and gas leases in the Gulf of Mexico are subject to regulation by the Bureau of Safety and Environmental Enforcement (“BSEE”) and the Bureau of Ocean Energy Management (“BOEM”), successor agencies to the Minerals Management Service. These leases contain relatively standardized terms and require compliance with detailed BSEE and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act (“OCSLA”). These laws and regulations are subject to change, and many new requirements were imposed by the BSEE and BOEM subsequent to the April 2010 Deepwater Horizon incident. For offshore operations, lessees must obtain BOEM approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the U.S. Environmental Protection Agency, (the “EPA”), lessees must obtain a permit from the BSEE prior to the commencement of drilling and comply with regulations governing, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the OCS, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities. To cover the various obligations of lessees on the OCS, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met, unless the BOEM exempts the lessee from such obligations. The cost of such bonds or other surety can be substantial, and we can provide no assurance that we can continue to obtain bonds or other surety in all cases. As a result of the recent bankruptcy of ATP Oil and Gas, the BOEM has indicated that it may review the estimated cost of future plugging, abandonment, decommissioning and removal obligations of other OCS operators and may increase the amount of financial assurance required with respect to these obligations. Under certain circumstances, the BSEE, a new federal agency created to enforce compliance with safety and environmental rules applicable to OCS activities, may require our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition and operations.

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

During the second half of 2014 and continuing into 2015, commodity prices, particularly oil prices, dropped sharply attributable to a number of factors, including growing supplies attributable to U.S. shale and other development and foreign supplies coming on line in the face of a projected slowing global economy and expected lower demand. As a result, we have seen our average price realized from the sale of oil decline from $97.45 per barrel of crude oil in December 2013 to $58.26 per barrel in December 2014.  The sharp decline in prices has resulted in lower sales revenues and operating cash flow and downward adjustments to our estimated reserves and has resulted in the curtailment of numerous planned operations as well as the implementation of severe cost cutting measures.  If prices do not recover sufficiently, or quickly enough, we may be unable to generate sufficient revenues to operate profitably and to meet our financial obligations.

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

We have included in this Form 10-K certain estimates of our proved reserves as of December 31, 2014 prepared in a manner consistent with our and our independent petroleum consultant’s interpretation of the SEC rules relating to modernizing reserve estimation and disclosure requirements for oil and natural gas companies. Included within these SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may have to write off reserves previously recognized as proved undeveloped.  During 2014 and 2013, we reclassified 7,755 MBoe and 2,439 MBoe, respectively, of reserves previously classified as proved undeveloped reserves as a result of the failure to develop those reserves within five years of their being recorded as proved undeveloped.  We may incur similar reclassifications and charges in the future if we are unable to develop some or all of our proved undeveloped reserves within five years of booking.

As of December 31, 2014, approximately 63% of our total proved reserves were undeveloped and approximately 18% of our total proved reserves were developed non-producing. There can be no assurance that all of those reserves will ultimately be developed or produced.

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

In general, production from oil and gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Our total proved reserves decline as reserves are produced unless we conduct other successful exploration and development activities or acquire properties containing proved reserves, or both. Our ability to make the necessary capital investment to maintain or expand our asset base of crude oil and natural gas reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable. As a result of declining cash flow from operations during 2013 and 2014, we have limited ability to fund exploration and development activities in the absence of outside funding. At December 31, 2014, we lacked a revolving credit facility and had limited funds on hand to support our drilling and development budget.  In the absence of additional external financing, our ability to make planned capital investments to maintain and expand our reserves is limited and would be further impaired to the extent cash flow from operations is reduced due to natural declines in production, declines in commodity prices or otherwise.  Even if we have sufficient financing to support our optimum development plan, we may not be successful in exploring for, developing or acquiring additional reserves.

The nature and age of our wells may result in fluctuations in our production resulting from mechanical failures and other factors.

The majority of our wells have been in operation and have produced for many years. As a result of the age of those wells and their location in bay environments, those wells typically experience higher maintenance requirements than newer wells and wells located onshore. As a result, some of our wells may periodically be shut-in to perform maintenance or to restore optimal production levels or as a result of maintenance by third parties that operate facilities that serve our wells. Due to the periodic need to shut-in wells, we experience routine fluctuations in production levels with production declining below normal operating capacity during periods of maintenance. During 2014, deferred maintenance and needed facilities modernizations associated with aging facilities contributed to a marked decline in production early in the year and required substantial investments and devotion of resources to address the same over the course of the year. Further, because of their location in a bay environment, we sometimes experience delays in identifying and addressing production declines.

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

We have identified potential ultra-deep prospects underlying our transition zone acreage. The cost of exploration of such prospects, even when limited to our proportionate interest in such costs, is likely beyond that which we could fund from our current financial resources. Accordingly, we intend to seek partners to absorb a substantial portion of our share of such exploration costs. To that end, we have conducted discussions with various parties with respect to the potential formation of a joint venture to explore one or more ultra-deep prospects. We have not, as of December 31, 2014, entered into a definitive agreement with any prospective partner to fund or participate in the exploration of our ultra-deep prospects and, in light of the weak commodity price environment at December 31, 2014, we do not anticipate finalizing any such arrangements until a recovery in commodity prices has occurred. In the event that we enter into such a joint venture arrangement but are unable to make satisfactory arrangements to fund our portion of exploration costs, our interests in some of our ultra-deep prospects may be substantially reduced or lost with little or no benefit from such interests accruing to our benefit. Further, the shallow water ultra-deep wells are subject to very high pressures and temperatures. The drilling, logging and completion techniques associated with such wells may near the limits of existing technologies. As a result, new technologies and techniques are being developed to deal with these challenges. The use of advanced drilling technologies involves a higher risk of technological failure and potentially higher costs. In addition, there can be delays in completion due to necessary equipment that is specially ordered to handle the challenges of ultra-deep wells. Even if we are able to participate in drilling ultra-deep wells there is no assurance that such wells will be commercially viable. Such wells are presently expected to be natural gas wells and, based on the current low price of natural gas, there is no assurance that the wells can be operated in an economically feasible manner even if successfully completed.

Our participation in, and realization of value from, Gulf of Mexico shelf prospects is subject to participation of partners in the financing and development of those prospects and subjects us to risk associated with operating under rules of the U.S. Bureau of Ocean Energy Management (“BOEM”).

During 2013, we acquired four leases totaling 19,814 acres in the shallow Gulf of Mexico outer continental shelf (“OCS”).  The leases are located in the federal waters of the Gulf of Mexico and are subject to rules and regulations of the BOEM.  We have no history of developing and operating properties subject to BOEM regulation or in the deeper waters that characterize those leases and lack the financial resources to develop those prospects.  Accordingly, we intend to seek partners in the development of such prospects which may entail farm-outs, promoted deals or other similar arrangements with partners having greater experience and financial resources to carry out such development and operating activities.  If we are unable to secure partners to participate in such activities we may realize no value from the prospects and may lose our investment in those prospects.  Even if we are able to secure necessary partners to fund, develop and operate those prospects, there is no guaranty that such activities will result in commercially viable wells.

To cover the various obligations of lessees on the OCS, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. As a result of the recent bankruptcy of ATP Oil and Gas, the BOEM has indicated that it may review the estimated cost of future plugging, abandonment, decommissioning and removal obligations of other OCS operators and may increase the amount of financial assurance required with respect to these obligations. While we believe that we are currently exempt from the supplemental bonding requirements of the BOEM, the BOEM could increase bonding requirements associated with planned development of our OCS properties. The cost of these bonds or other surety could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. The cost of compliance with these supplemental bonding requirements could materially and adversely affect our financial condition, cash flows and results of operations.

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

As we carry out our planned drilling program, we may not serve as operator of all planned wells. We currently operate over 99% of our proved reserves, but do not expect to operate any wells that may be drilled on ultra-deep prospects or the Gulf of Mexico shelf prospects acquired during 2013. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

Two customers accounted for approximately 87% of our total oil and natural gas revenues during the year ended December 31, 2014. Our inability to continue to sell our production to those customers, if not offset by sales with new or other existing customers, could have a material adverse effect on our business and operations.

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

As of December 31, 2014, we had total indebtedness of $179.8 million. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have financial consequences. For example, they could:

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

In early 2015, we entered into short term forbearance agreements with the principal holders of our outstanding indebtedness.  Pursuant to the forbearance agreements, we paid interest accrued and owing as of December 31, 2014 on our most senior debt but did not pay interest accrued and owing as of January 1, 2015 on other debt.  Additionally, we agreed to provide information to our debt holders, to retain financial advisors acceptable to our debt holders and undertook additional obligations with a view to recapitalizing or restructuring our company.  The forbearance agreements were entered into in light of the steep drop in commodity prices that resulted in reduced revenues and operating cash flows.  If we are unable to substantially improve operating cash flows, secure additional funding or reach a longer term accommodation from our debt holders, we may be required to sell assets or take other measures to address upcoming payment obligations, which measures may include seeking protection in bankruptcy.

We expect to have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms.

We expect to make substantial capital expenditures for the acquisition, development, production, exploration and abandonment of oil and gas properties. Our capital requirements depend on numerous factors and we cannot predict accurately the timing and amount of our capital requirements. We have historically financed our capital expenditures through cash flow from operations and cash on hand, including cash received through multiple equity and debt offerings undertaken during 2011, 2012 and 2013. However, if our capital requirements vary materially from those provided for in our current projections, we may require additional financing to support future capital expenditures.  At December 31, 2014, we lacked a revolving credit facility, had inadequate resources on hand to fully fund our planned development operations and had no existing commitments to provide financing to support future capital requirements. A decrease in expected revenues or an adverse change in market conditions could make obtaining this financing economically unattractive or impossible.

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

Any future financial crisis may impact our business and financial condition. We may not be able to obtain funding in the capital markets on terms we find acceptable because of the decline in commodity prices.

The recent turmoil in energy markets reflected in a steep drop in oil prices has had an impact on our business and our financial condition, and we may face challenges if market conditions do not improve or deteriorate in the future. Historically, we have used our cash flow from operations and funds provided by debt and equity offerings to fund our capital expenditures. The drop in commodity prices has decreased cash flow from operations to fund capital expenditures and debt service.

The drop in energy prices has also made it more difficult to obtain funding in the public and private capital markets. In particular, the cost of raising money in the debt and equity capital markets increased substantially while the availability of funds from those markets generally diminished significantly.

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

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act (“CAA”). Among the EPA’s rules regulating greenhouse gas emissions under the CAA, one requires a reduction in emissions of greenhouse gases from motor vehicles and another regulates emissions of greenhouse gases from certain large stationary sources. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified greenhouse gas emission sources in the United States, including petroleum refineries and certain onshore oil and natural gas production facilities.

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

•

shareholders have limited ability to remove directors; and

•

in order to nominate directors, shareholders must provide advance notice and furnish certain information with respect to the nominee and any other information as may be reasonably required by the Company.

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

Item 3.

Legal Proceedings

Saratoga Resources. v. Professional Oil and Gas Marketing and Henry Calongne

In February 2010, Saratoga filed a complaint in the United States Bankruptcy Court for the Western District of Louisiana against Barry Ray Salsbury, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell and Carolyn Monica Greer, each being former owners of The Harvest Group LLC and/or Harvest Oil & Gas, LLC. The complaint alleged breach of the Purchase and Sale Agreements with the former owners arising from the underpayment or nonpayment of royalties to the State of Louisiana for periods prior to Saratoga’s acquisition of the Harvest Companies and related claims for damages. Specifically, the complaint alleged that the underpayment or nonpayment of such royalties constituted a breach, by the former owners, of the representations and warranties that all royalty payments of the Harvest Companies had been paid in full as of the closing of Saratoga’s purchase of the Harvest Companies. Saratoga subsequently amended its complaint to add to the breach of contract claims additional claims based on fraud arising from the willful and knowing concealment of the underpayment of royalties. In its amended complaint, Saratoga named Henry Calongne and Professional Oil & Gas Marketing as additional defendants based on substantially identical facts as alleged in the complaint against the former owners of the Harvest Companies. Mr. Calongne and Professional Oil & Gas Marketing served as the agent of the Harvest Companies in computing the applicable royalty payments. Saratoga asserted that Mr. Calongne and Professional Oil & Gas Marketing either negligently or knowingly colluded with the former owners with respect to the underpayment of royalties to the State of Louisiana. Saratoga was seeking monetary damages with the total principal claims against all defendants being $1.4 million. Professional Oil & Gas Marketing asserted counterclaims against Saratoga for $0.2 million for unpaid fees and reimbursable tax payments. During 2012, Saratoga concluded settlements with Barry Ray Salsbury, Shell Sibley, Willie Willard Powell and Carolyn Monica Greer and received approximately $769,000 and the claims and counterclaims involving those defendants were dismissed. In 2012, the case with respect to the remaining defendants was removed to the U.S. District for the Southern District of Louisiana and the matters relating to Brian Carl Albrecht were converted to an arbitration proceeding (see below). During 2013, Henry Calongne and Professional Oil and Gas Marketing were granted partial summary judgment and awarded $126,280 of marketing fees with said amount being placed in escrow pending final resolution of Saratoga’s claims against each. The claim against Mr. Calongne and Professional Oil and Gas Marketing went to trial in March 2014 and in February 2015 all remaining claims by and between Saratoga against Mr. Calongne and Professional Oil and Gas Marketing were dismissed and the amounts deposited in escrow to pay marketing fees were released to Professional Oil and Gas Marketing.

The Harvest Group, LLC, et al. v. Brian Carl Albrecht; Harvest Operating LLC v. The Harvest Group, LLC, et al.

As noted above, in February 2010, Saratoga filed a complaint in the United States Bankruptcy Court for the Western District of Louisiana against Barry Ray Salsbury, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell and Carolyn Monica Greer, each being former owners of The Harvest Group LLC and/or Harvest Oil & Gas, LLC. The complaint alleged breach of the Purchase and Sale Agreements with the former owners arising from the underpayment or nonpayment of royalties to the State of Louisiana for periods prior to Saratoga’s acquisition of the Harvest Companies and related claims for damages. The claims against all parties other than Brian Carl Albrecht were subsequently settled and the claim against Mr. Albrecht was converted to an arbitration proceeding.

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

Saratoga believes that the award based on the pipeline use claim is wholly unsupported by the facts or the law.  In November 2014, Saratoga filed a motion with the arbitrator to reconsider and clarify the arbitration award.  Separately, in November 2014, Saratoga filed a Motion for Clarification and Remittitur in the 19th District Court of East Baton Rouge Parish, Louisiana. Both the motion with the arbitrator and the Motion in the District Court seek to vacate the arbitrator’s award relating to the pipeline claim on multiple grounds.  In December 2014, the arbitrator agreed to hear arguments as to the authority and grounds for reconsidering the arbitration award and the arbitrator’s decision in that matter is pending.

Also, in November 2014, Saratoga filed a separate cause of action against Brian Albrecht in the 24th District Court of Jefferson Parish, Louisiana.  The cause of action alleges breach of contract on the part of Mr. Albrecht and seeks damages in an amount equal to those awarded in the above arbitration proceeding.  Saratoga asserts that the Purchase and Sale Agreement under which Saratoga secured beneficial ownership of the pipeline that is subject of the arbitration proceeding and the claims of Harvest Operating was illusory in that, if the reasoning of the arbitration award were to stand, Saratoga would not have received the rights associated with beneficial ownership and control of the pipeline and that, by withholding from Saratoga the ordinary rights associated with ownership of the pipeline, Mr. Albrecht was in breach of the terms of the Purchase and Sale Agreement.

Each of the above described proceedings remains pending and the parties to each of the proceedings have submitted various motions regarding the same.

We may from time to time be a party to lawsuits incidental to our business. Except as noted above, as of December 31, 2014, we were not aware of any current, pending, or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE MKT (“NYSE”) under the symbol “SARA”.  The following table sets forth the range of high and low sale prices of our common stock for each quarter during the past two fiscal years.

		High	Low
Calendar Year 2014	Fourth Quarter	$1.08	$0.14
	Third Quarter	1.80	1.18
	Second Quarter	2.06	1.15
	First Quarter	1.55	0.98

Calendar Year 2013	Fourth Quarter	$2.67	$1.10
	Third Quarter	2.90	1.47
	Second Quarter	2.67	1.45
	First Quarter	3.72	2.60

At April 10, 2015, the closing price of our common stock on the NYSE MKT was $0.22.

As of April 10, 2015, there were approximately 1,479 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities effected in column (a))
Equity compensation plans approved by security holders (1)	1,430,000	2.28	1,520,000
Equity compensation plans not approved by security holders (2)	222,500	0.31	-
Total	1,652,500	2.59	1,520,000

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

Item 7.

Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Overview

We are an independent oil and natural gas company engaged in the production, development, acquisition and exploitation of crude oil and natural gas properties. As of December 31, 2014, our properties consisted of approximately 51,500 acres under lease, comprised of our principal producing properties covering approximately 31,700 acres gross/net in the transitional coastline and protected in-bay environments on parish and state leases in south Louisiana and approximately 19,800 acres gross/net under federal leases in the shallow Gulf of Mexico shelf.

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

Our shallow Gulf of Mexico shelf properties were acquired during 2013. At December 31, 2014, our shallow Gulf of Mexico shelf properties did not include any producing wells and we were engaged in efforts to seek partners to participate in development of such properties.  We continually seek to enhance our acreage position through leasing and evaluation of opportunistic acquisitions primarily within, but not limited to, the transition zone and in the shallow Gulf of Mexico.

As of December 31, 2014, our total proved reserves were10.2 MMBoe, consisting of 5.8 MMBbls of oil and 26.8 Bcf of natural gas, approximately 73% of which was attributable to state and parish properties. The PV-10 of our proved reserves at December 31, 2014 was $209.3 million, based on SEC pricing. The PV-10 of our proved reserves, based on NYMEX strip pricing, was $69.4 million. Additionally, we had probable reserves of 25.6 MMBoe, consisting of 10.3 MMBbls of oil and 92.0 Bcf of natural gas. Moreover, our reserve base includes significant undeveloped and exploratory drilling opportunities.  We operate over 99% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

During 2014, we produced 670.1 MBoe, of which approximately 76% was oil and all of which was attributable to our state and parish properties. As of December 31, 2014, our development opportunities included 61 proved behind pipe and shut-in opportunities in 44 wells in 6 fields, 36 proved undeveloped opportunities within 15 proposed wells in 5 fields.  An additional 61 formerly proved undeveloped opportunities within 21 proposed wells in 3 fields were reclassified as probable P90 reserves as required by the SEC five–year PUD rule.  Additionally, at December 31, 2014, we had 37 probable behind pipe and shut-in development opportunities. Additionally, at December 31, 2014, we had 41 probable undeveloped opportunities within 24 wells in 4 fields, 13 possible behind pipe and shut-in development opportunities and 86 possible undeveloped opportunities within 33 proposed wells in 5 fields.  During the year ended December 31, 2014, we successfully completed one development well, 6 recompletions and 9 workovers.

Recent Developments

The following significant events, among others, affected our operations and financial position during 2013 and 2014:

Commodity Price Declines

During the second half of 2014, accelerating in the fourth quarter and continuing into 2015, we have experienced a sharp decline in commodity prices, particularly crude oil pricing.  Global supply and demand conditions, driven by increasing domestic shale production as well as certain foreign sources coming back on-line together with expected softening of demand associated with projected weakness in foreign economies, has resulted in a decline in the price we realized from crude oil sales from an average of $98.35 per barrel in January 2014 to $58.26 per barrel in December 2014.

Drilling, Development and Infrastructure Activities

During 2014 and 2013, we invested $12.9 million and $31.4 million, respectively, in our drilling and development program and infrastructure projects, summarized as follows:

Development Drilling.  During 2014 and 2013, we drilled one and four development wells, respectively.

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

The “Rocky 3” well, in Breton Sound 32 Field, was spud and completed in May 2014.  The well also targeted the 5,800’ sand with a 750’ lateral completion.

Recompletion and Workover Program.  During 2014, we carried out 9 recompletions and 14 workovers.  6 of the recompletions and 9 of the workovers were successful.  One workover was still in progress at year end.

During 2013, we carried out 22 recompletions and 10 workovers.  17 of the recompletions and 9 of the workovers were successful.

Infrastructure Program.  During 2014 and 2013, we invested $2.9 million and $5.6 million, respectively, in infrastructure improvements and additions to support existing production and anticipated increases in production.  2014 infrastructure investments were focused on construction of a new flow line to serve Breton Sound 32 and modifications to facilities in Main Pass 46, Main Pass 52, Grand Bay, Breton Sound 32 and Breton Sound 51.

Production Optimization Initiatives

During 2014, we undertook an exhaustive review of field operations in order to address ongoing run time issues that adversely impacted production rates across our fields and resulted in a marked decline in production during the first two months of 2014.  Substantial time was spent in the field evaluating personnel, facilities, gas lift availability and other potential causes of unexpected down time in numerous fields.  As a result of such evaluation, we made extensive changes in our field operating personnel and in our Covington office personnel.  We also undertook extensive repairs and maintenance projects to improve certain facilities in the field and invested in gas lift projects and salt water disposal wells.  The majority of the personnel changes, facilities upgrades and other projects were completed in early March 2014 with additional personnel changes, facilities upgrades and projects continuing through year end.  We continue to monitor the results of such changes and upgrades and potential future changes and upgrades to optimize production.

Prior to implementing the changes and upgrades in early March, run times had fallen to an estimated 54% on average during January and February 2014 from 75% during fiscal 2013.  Following the changes and upgrades, run times for the balance of the year generally exceeded 75% and average daily production rose to 2,038 barrels of oil equivalent per day (BOEPD) over the last nine months of 2014 from 1,330 BOEPD in the quarter ended March 31, 2014 which was down from 1,800 BOEPD during the fourth quarter of 2013.

Operating Costs

While the production initiatives undertaken during the first half of 2014 resulted in marked growth in production during the balance of 2014, our lease operating expenses for the first nine months rose on a year-over-year basis due, largely, to increased contract labor costs and facilities maintenance and repair costs incurred as part of the production optimization initiative.  Beginning in the fourth quarter of 2014 and continuing into 2015, our focus has shifted to decreasing lease operating expenses as well as general and administrative expense. Cost reduction measures have focused on bringing contract employees in-house, eliminating redundant positions, managing marine transportation, optimizing our chemical program, lowering communications costs and replacing/modifying our compressors. With continued weakness in commodity prices, additional cost cutting measures have been implemented in early 2015, including a determination to downsize our Houston office, curtail expenditures on certain longer term projects and tighten discretionary spending.  Those cost cutting measures are targeted to reduced lease operating expenses and general and administrative expenses by $13.3 million (a 39% decrease), in the aggregate, during 2015 as compared to 2014.

Drilling and Development Plans.

We have an extensive inventory of drilling opportunities, including numerous proved behind pipe and proved undeveloped opportunities as well as a number of exploratory opportunities.  In light of the sharp drop in commodity prices in late 2014 and early 2015, our near term development plans are focused on recompletions, workovers and conversion of PDNP opportunities supported by cash on hand and cash flow.

Development operations with respect to our proved undeveloped properties are expected to be curtailed for the foreseeable future given the low commodity price environment and our limited financial resources at December 31, 2014.  If and when market conditions support such, and subject to our ability to support such efforts through internal resources or outside financing, we intend to resume our efforts to develop our inventory of proved undeveloped prospects.  Initial results from the Breton Sound 32 Block reservoir simulation project are encouraging and we expect to be able to book additional reserves once the results of that study are analyzed.

Our previous efforts to secure partners to support exploration and development of our deep prospects in Grand Bay and in the shallow Gulf of Mexico shelf have been temporarily halted in light of the decline in commodity prices.  If and when market conditions support such, we intend to resume our efforts to identify and secure partners for the development of these prospects.

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

Impairments and Reserve Reclassifications

During 2014, we reported an impairment charge in the amount of $107.8 million.  The impairment charge reflects the reclassification of certain reserves out of the proved undeveloped category and into the probable category due to application of the SEC’s “five year rule” – accounting for approximately $95.3 million, or 88.4% of the impairment charge – and the steep decline in commodity prices which resulted in the expected undiscounted future cash flows at a producing field level to be less than the unamortized capitalized cost of assets in our several of our fields.

As a result of the application of the SEC’s so-called “five year rule,” we reclassified 7,755 MBoe of reserves out of the proved undeveloped category and into the probable category.  The five year rule requires removal of reserves from presentation as proved reserves if not developed within five years of initially being booked in the proved undeveloped category.

Legal Proceedings

In August 2014, the arbitrator in our long-standing legal proceedings against Brian Albrecht, and the counterclaims against us asserted by Mr. Albrecht and Harvest Operating, issued an Award and Reasons ruling (1) in our favor, as relates to our royalty claim, and awarding to us $355,879, and (2) in favor of Harvest Operating, as relates to the pipeline use claim of Harvest Operating, and awarding to Harvest Operating $3,757,050. As a result of such award, we recorded an arbitration award expense and an accrued liability of $3.4 million.

We believe that the award based on the pipeline use claim is wholly unsupported by the facts or the law.  In November 2014, we filed a motion with the arbitrator to reconsider and clarify the arbitration award.  Separately, in November 2014, we filed a Motion for Clarification and Remittitur in the 19th District Court of East Baton Rouge Parish, Louisiana. Both the motion with the arbitrator and the Motion in the District Court seek to vacate the arbitrator’s award relating to the pipeline claim on multiple grounds.  In December 2014, the arbitrator agreed to hear arguments as to the authority and grounds for reconsidering the arbitration award and the arbitrator’s decision in that matter is pending.

Also, in November 2014, we filed a separate cause of action against Brian Albrecht in the 24th District Court of Jefferson Parish, Louisiana.  The cause of action alleges breach of contract on the part of Mr. Albrecht and seeks damages in an amount equal to those awarded in the above arbitration proceeding.  We have asserted that the Purchase and Sale Agreement under which we secured beneficial ownership of the pipeline that is subject of the arbitration proceeding and the claims of Harvest Operating was illusory in that, if the reasoning of the arbitration award were to stand, we would not have received the rights associated with beneficial ownership and control of the pipeline and that, by withholding the ordinary rights associated with ownership of the pipeline, Mr. Albrecht was in breach of the terms of the Purchase and Sale Agreement.

Sale of 10% Senior Secured Notes

On November 22, 2013, we, and our several wholly-owned subsidiaries (the “Guarantors”), completed the issuance and sale to two institutional accredited investors (the “First Lien Lenders”) of $54.6 million in aggregate principal amount of its 10.0% Senior Secured Notes due 2015 (the “First Lien Notes”).

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

The purchase price for the First Lien Notes and Guarantees was 100% of their principal amount. We received net proceeds from the issuance and sale of the First Lien Notes of approximately $25.4 million, after commissions and estimated offering expenses, and the surrender for retirement by the First Lien Lenders of $27.3 million in face amount of 12½% Senior Secured Notes (the “Second Lien Notes”).

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

Forbearance Agreements

On January 30, 2015, we, along with our subsidiaries, Lobo Operating, Inc., Lobo Resources, Inc., Harvest Oil & Gas, LLC and The Harvest Group, LLC entered into a forbearance agreement (the “First Lien Forbearance Agreement”) with the holders of the First Lien Notes.  Also on January 30, 2015, we entered into a forbearance agreement (the “Second Lien Forbearance Agreement”) with the holders (the “Second Lien Lenders”) of seventy-five percent (75%) or more in principal amount of the Second Lien Notes.

The First Lien Forbearance Agreement and the Second Lien Forbearance Agreement were entered into following (i) our failure to pay to the First Lien Lenders an interest installment in the amount of $1.3 million scheduled for payment on December 31, 2014, and constituting a default if not paid by January 30, 2015 (the “Anticipated First Lien Default”), and (ii) our failure to pay to the Second Lien Lenders an interest installment in the amount of $7.9 million scheduled for payment on January 1, 2015, and constituting a default if not paid by February 2, 2015 (the “Anticipated Second Lien Default,” and, together with the Anticipated First Lien Default, the “Specified Defaults”).

We received confirmation from the First Lien Lenders that they hold more than 75% of the principal amount of the outstanding Second Lien Notes and have each agreed, during the Forbearance Period (as defined below), not to provide any direction to the Second Lien Trustee or to take any steps to enforce any rights of the Second Lien Trustee or the holders of Second Lien Notes occasioned by our failure to make the January 1, 2015 interest payment.

Pursuant to the First Lien Forbearance Agreement, the First Lien Lenders agreed to forbear, until the earlier of March 16, 2015 or the occurrence of certain defaults defined in the First Lien Forbearance Agreement (the “Forbearance Period”), from exercising certain of their default-related rights and remedies with respect to the Specified Defaults in order to permit an opportunity to effectuate a restructuring/refinancing or implement operational improvements.

Under the terms of the First Lien Forbearance Agreement, among other things, we agreed to (i) pay, by February 2, 2015, the December 31, 2014 interest payment owing to the First Lien Lenders, with interest at the default rate, in the amount of $1,378,650; (ii) pay expenses incurred by the First Lien Lenders in connection with the Forbearance Agreement, including paying a retainer to counsel for the First Lien Lenders; (iii) retain, by March 2, 2015, a financial advisor acceptable to the First Lien Lenders on terms acceptable to the First Lien Lenders; (iv) deliver to the First Lien Lenders a 6-week operating budget in form and methodology acceptable to the First Lien Lenders and to abide by that budget within permitted variances; (v) deliver to the First Lien Lenders, not later than March 2, 2015, certain financial, operating and other information and, not later than March 15, 2015, a two year business plan and 2015 budget; and (vi) cause our officers, financial advisors, investment bankers and others to furnish information reasonably requested by the First Lien Lenders.

Any breach on our part of any covenant in the First Lien Forbearance Agreement, or the commencement of any bankruptcy, insolvency or creditor relief proceedings by or with respect to our company, will constitute an event of default under the First Lien Forbearance Agreement.

Pursuant to the Second Lien Forbearance Agreement, the Second Lien Lenders agreed to forbear, during the Forbearance Period, from exercising certain of their default-related rights and remedies with respect to the Specified Defaults in order to permit an opportunity to effectuate a restructuring/refinancing or implement operational improvements. The Second Lien Forbearance Agreement is substantially identical to the First Lien Forbearance Agreement except that the January 1, 2015 interest payment on the First Lien Notes is not required to be made.

On March 16, 2015, we entered into amendments to the First Lien Forbearance Agreement and the Second Lien Forbearance Agreement, extending the Forbearance Period to April 30, 2015.

Advisory Agreement

In March 2015, pursuant to the terms of the Forbearance Agreements, we entered into an engagement letter (the “Engagement Letter”) with Conway MacKenzie Management Services, LLC (“CMS”).  Pursuant to the Engagement Letter, we appointed principals of CMS to the Interim Chief Financial Officer and Strategic Alternatives Officer positions.  Those officers are engaged to assist us in connection with our efforts to restructure or repay the First Lien Notes and Second Lien Notes.  We will pay CMS a fee of $50,000 per month for services of the Interim Chief Financial Officer and pay hourly fees for services of other CMS personnel.

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

Independent reserve engineers prepared the estimates of our oil and gas reserves presented in this report with respect to transition zone properties, and our internal technical team prepared the estimates of our oil and gas reserves presented in this report with respect to Gulf of Mexico properties, based on guidelines promulgated under GAAP and in accordance with the rules and regulations of the SEC. The evaluation of our reserves by the independent reserve engineers and by our internal technical team involves their rigorous examination of our technical evaluation and extrapolations of well information such as flow rates and reservoir pressure declines as well as other technical information and measurements. Reservoir engineers interpret these data to determine the nature of the reservoir and ultimately the quantity of proved, probable and possible oil and gas reserves attributable to a specific property. Our proved reserves in this report include only quantities that we expect to recover commercially using current prices, costs, existing regulatory practices and technology. While we are reasonably certain that the proved reserves will be produced, the timing and ultimate recovery can be effected by a number of factors including completion of development projects, reservoir performance, regulatory approvals and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes of proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir, or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also include changes associated with significant changes in development strategy, oil and gas prices, or production equipment/facility capacity.

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows relies on these estimates of oil and gas reserves using commodity prices and costs. Commodity prices are based on the average prices as measured on the first day of each of the last twelve calendar months. In our 2014 year-end reserve report, we used an average oil price of $96.30 per Bbl, and a natural gas price of $4.47 per Mcf which includes adjustments by property for energy content, quality, transportation fees, and regional price differentials. While we believe that future operating costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil and gas prices.

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at December 31, 2014 was immaterial.

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

Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption properties, plants and equipment. Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon achievement of all conditions necessary for the classification of reserves as proved, the associated leasehold costs are reclassified into proved properties.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Oil and Gas Revenue

Oil and gas revenue for the year ended 2014 decreased by 23.8% to $52.3 million from $68.7 million in 2013.

The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes, and average sales prices for the years ended December 31, 2014 and 2013:

	2014	2013
Revenues
Oil	$47,799,650	$63,431,840
Gas	4,526,066	5,264,215
Total oil and gas revenues	$52,325,716	$68,696,055

Production
Oil (Bbls)	511,700	603,600
Gas (Mcf)	950,100	1,198,800
Total production (Boe)	670,050	803,400

Average sales price
Oil (per Bbl)	$93.41	$105.09
Gas (per Mcf)	4.76	4.39
Total average sales price (per Boe)	$78.09	$85.51

Oil production was down 91.9 MBbl, or 15.2%, as compared to 2013.  The decrease was primarily due to steep declines in run times and production rates during the first quarter of 2014, elevated declines rates in certain high production wells, increased water-cut in selected wells, gas lift gas shortages, mechanical issues and flow line capacity constraints, all of which were partially offset by the addition of production from recompletions, workovers and new drills during 2014 and the second half of 2013.

Production optimization initiatives and infrastructure improvements undertaken throughout 2014 addressed the principal causes of decreased run times, gas lift gas shortages, mechanical issues and flow line capacity constraints, raising run time and production rates to approximately 80% and 1904 Boepd during the fourth quarter of 2014 from 54% and 1330 Boepd during first quarter of 2014.

Natural gas production was down 248.7 MMcf, or 20.7%, as compared to 2013. The decrease in gas production was principally related to natural decline and depletion of several wells and the recompletion of a previous gas producer uphole to an oil zone, partially offset by gas-targeted recompletions.

The decrease in realized hydrocarbon prices reflects the steep drop in global oil prices during the second half of 2014. We continued to realize a premium pricing on both our crude oil and natural gas production.

Oil and Gas Hedging

For 2014, we recorded a gain on oil and gas hedging of $1.6 million compared to a loss on oil and gas hedging of $1.7 million in 2013.

Other Revenues

Other revenues during 2014 consist principally of production handling fees and an insurance settlement for a loss incurred in the prior year.  Other revenues during 2013 consisted principally of production handling fees and a reversal of an over accrual relating to the settlement of the Plaquemines Parish ad valorem tax litigation.

Operating Expenses

Operating expenses increased by 173.8% to $173.8 million for 2014 from $63.7 million in 2013.  The following table sets forth the components of operating expenses, in total and on a per Boe basis, for 2014 and 2013:

	2014		2013
	Total	Per Boe	Total	Per Boe
Lease operating expense	$24,631,620	$36.76	$21,685,103	$26.99
Workover expense	4,537,031	6.77	2,475,541	3.08
Exploration expense	706,904	1.06	900,255	1.12
Loss on plugging and abandonment	-	-	701,241	0.88
Depreciation, depletion and amortization	17,853,499	26.64	17,269,349	21.49
Impairment expense	107,774,206	160.83	2,179,075	2.71
Accretion expense	1,793,865	2.68	2,552,381	3.18
Gain on revision of asset retirement obligations	(75,178)	(0.11)	(564,719)	(0.70)
General and administrative expenses	9,549,430	14.25	9,253,600	11.52
Severance taxes	3,649,814	5.45	7,274,808	9.05
Arbitration loss	3,400,000	5.07	-	-
	$173,821,191	$259.40	$63,726,634	$79.32

The changes in operating expenses were primarily attributable to the factors discussed below.

Lease Operating Expense

Lease operating expenses for 2014 increased 13.9% to $24.6 million from $21.7 million in 2013 and, on a per BOE basis increased 36.2% to $36.76 per BOE from $26.99 per BOE in 2013.

The increase in operating expenses during 2014 was primarily attributable to (i)  increased contract construction labor costs incurred in Grand Bay, Breton Sound, and Main Pass 25 Fields; (ii) one-time contract construction labor and building repair and maintenance expenses for living quarters in Grand Bay Field; (iii) increased contract pumping costs in Breton Sound and Main Pass 25/46 Fields for services provided to replace reduced field personnel as part of first quarter 2014 initiative to increase operational efficiencies; (iv) increased surface equipment repair and maintenance expense in Breton Sound 32 and Grand Bay Fields; (v) increased equipment rental expense for Breton Sound 32 and Grand Bay Fields; (vi) increased platform/flow lines repair and maintenance expenses in Main Pass 25/46 and Breton Sound 51 Fields; and (vii) increased well maintenance expense in Breton Sound 32 Field, largely due to a one time flow line well maintenance charge in March of 2014, in addition to some increases in Grand Bay and Main Pass 25/46 Fields.   An estimated $2.0 million of the increase in lease operating expense related to contract construction labor, equipment repairs and maintenance, and well maintenance charges that were associated with our production optimization initiatives.  We will seek to reduce our reliance on, and cost of, contract operating personnel as we seek to internally hire high-quality personnel for our field operations.  We expect those expenses will decrease and result in future lease operating expenses leveling off.  The increases in contract construction labor, contract pumping gaugers, repair and maintenance expenses were partially offset by decreases in slickline operations, payroll/payroll burden, and regulatory compliance expenses.

Workover Expense

Workover expense for 2014 increased 83.3% to $4.5 million from $2.5 million in 2013. The increase in workover expense was attributable to an increase in the number of workovers completed in 2014.

Exploration Expense

Exploration expense for 2014 decreased 21.5% to $0.7 million from $0.9 million in 2013.  The decrease in exploration expenses principally relates to the full field studies done on the Gulf of Mexico shelf acreage during 2013.

Loss on plugging and abandonment

Loss on plugging and abandonment decreased to $0 in 2014 from $0.7 million in 2013.  The 2013 loss reflects plugging and abandonment costs in excess of estimated costs reflected in our asset retirement obligation liabilities.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for 2014 increased 3.4% to $17.9 million from $17.3 million in 2013.  The increase in DD&A was attributable to a reduced proved reserve base which was partially offset by lower production levels and lower capital expenditures. DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

Impairment expense

Impairment expense for 2014 increased 4,845.9% to $107.8 million from $2.2 million in 2013.  Impairment expense during 2014 related primarily to the Grand Bay and Vermilion 16 fields and resulted primarily from the reclassification of 7,755 MBoe of reserves out of the proved undeveloped category and into the probable category under the application of the SEC’s so-called “five year rule”.  The five year rule requires the removal of reserves from presentation as proved reserves if not developed within five years of initially being booked into the proved undeveloped category.  Also contributing to the impairment expense was the steep decline in commodity prices which resulted in in lower expected future cash flows at a producing field level. Impairment expense during 2013 related to the loss of a lease, and associated reserves, at our Little Bay Field.

Accretion expense

Accretion expense for 2014 decreased 29.7% to $1.8 million from $2.6 million in 2013.  Accretion expense relates to our asset retirement obligations. The decrease in accretion expense was attributable to changes in the anticipated plugging dates and discount rates used in calculating the asset retirement obligation for certain fields.

Gain on revision of asset retirement obligations

Gain on revision of asset retirement obligations decreased to $0.1 in 2014 from $0.6 million in 2013.  The gains are due primarily to downward revisions in the asset retirement obligations relating to two properties which exceeded the carrying amount of the property.

General and Administrative Expense

General and administrative expense for 2014 increased 3.2% to $9.5 million from $9.3 million in 2013.  The increase in general and administrative expense was primarily attributable to increased consulting fees and legal and professional fees, partially offset by a decrease in non-cash stock compensation expense.

Severance Taxes

Severance taxes for 2014 decreased 49.8% to $3.6 million from $7.3 million in 2013. The decrease was primarily attributable to production declines and the horizontal well severance tax exemptions obtained for our Rocky, Zeke, and Rocky 3 wells and the deep well severance tax exemption obtained for our Mesa Verde well.  Some of these exemptions resulted in refunds of severance taxes paid in prior periods which totaled $0.5 million.

Arbitration Loss

As a result of the arbitration award rendered during 2014, we recorded an arbitration award expense of $3.4 million during 2014.

Other Income (Expense), Net

Net other expenses for 2014, consisting of net interest expense, increased 13.1% to $24.3 million from $21.4 million in 2014.  The increase in interest expense was attributable to our placement of $54.6 million in principal of the First Lien Notes in November 2013, partially offset by a simultaneous reduction of $27.3 million in principal of the Second Lien Notes.

Income Tax Provision (Benefit)

For 2014, we recorded an income tax provision of $0.2 million compared to $8.6 million in 2013.  The 2013 income tax provision reflects recognition of a valuation allowance against deferred tax assets which primarily relate to our net operating loss carry-forwards.

Our effective tax rates for 2014 and 2013 were (0.1)% and (48.6)%, respectively.  Our effective tax rates were different than our federal statutory tax rate due to state income taxes associated with income from various locations in which we have operations. Estimates of future taxable income can be significantly affected by changes in oil and natural gas prices, the timing, amount, and location of future production and future operating expenses and capital costs.

Financial Condition

Liquidity and Capital Resources

Our principal requirements for capital are to fund our day-to-day operations and exploration, development and acquisition activities and to satisfy our contractual obligations, primarily for the repayment of debt.

During 2013 and 2014 we funded operations out of operating cash flow and cash on hand, which funds have been supplemented by our receipt of funds from our issuance of $27.3 million of First Lien Notes for cash in November 2013. During 2013 and 2014, we did not have access to available capital under a revolving credit agreement and do not at this time have a revolving credit facility.

We incurred a loss from operations of $119 million for the year ended December 31, 2014 and had a working capital deficit of $186 million at December 31, 2014.  These conditions raise substantial doubt as to our ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  To address these matters, we are seeking to restructure our debt or find alternative sources of financing.  There can be no assurance that we will be successful in our efforts.

We developed, and beginning in 2011 commenced, a layered, multi-faceted development and maintenance program designed to achieve short-, mid- and long-term objectives. Short-term objectives are focused on restoration of shut-in and curtailed production through investments in infrastructure and deferred maintenance and recompletions, workovers and thru-tubing plugbacks each designed to increase or restore production volumes from wells producing below capacity and an inventory of proved developed nonproducing opportunities. Mid-term, following or in conjunction with execution of short-term opportunities, our focus is on the development of an inventory of proved undeveloped opportunities within our inventory of proved undeveloped wells targeting normally pressured oil and gas.  Long-term, following or in conjunction with the execution of our short- and mid-term opportunities, our focus is on continuing development of our reserves and exploratory drilling of deep shelf opportunities.  During 2013 and 2014, while continuing to advance short-term objectives associated with continual investment in our infrastructure, we focused on our mid-term objectives through drilling proved undeveloped opportunities.

As a result of reduced production volumes early in 2014, and resulting operating losses and declines in cash flows, together with sharply lower commodity prices, our liquidity position deteriorated substantially during 2014. We have implemented cost cutting measures and curtailed development of our proved undeveloped opportunities in favor of building our cash position to, among other things, support our scheduled payments of interest on outstanding debt.  In January 2015, we entered into forbearance agreements with our lenders, paying only the interest on first lien indebtedness but not paying interest on second lien indebtedness.  We are presently working with our lenders and with prospective financing sources to add liquidity and/or refinance our debt.  Our cash on hand at December 31, 2014, together with operating cash flows, is expected to be adequate to support basic operations and maintenance but, absent increased commodity prices and/or production, is not expected to be adequate to support development activities or debt service obligations over the next twelve months. Further, should we be unable to have the recent arbitration award reversed and be required to pay such award, our existing cash reserves would be materially reduced.  We are presently evaluating options for bringing in additional financing to support our liquidity needs and planned development program. We do not, however, presently have any commitments to provide financing and there is no assurance that any additional financing will be provided on acceptable terms or at all. Should we be unable to pay our scheduled interest payments or to reach acceptable accommodations with our lenders regarding such payments, we may be subject to legal actions instituted by our lenders which may include foreclosure of liens and possible loss of assets.

Cash, Cash Flows and Working Capital

We had a cash balance of $10.9 million and negative working capital of $185.7 million at December 31, 2014 as compared to a cash balance of $32.5 million and working capital of $20.4 million at December 31, 2013.   The change in cash on hand and working capital is primarily attributable to the operating losses during 2014 and the reclassification of our First Lien Notes and Second Lien Notes from long-term to short-term.

Operations used $5.1 million during 2014 as compared to providing $7.6 million during 2013. The change in operating cash flows during 2014 was principally attributable to reduced profitability resulting from lower production volumes, lower commodity prices, increased operating costs, and changes in our operating assets and liabilities.

Investing activities used cash flows of $14.7 million during 2014 as compared to $31.0 million during 2013.  The decrease in cash used in investing activities during 2014 was primarily attributable to a reduction in development drilling during 2014.

Financing activities used $1.8 million during 2014 as compared to providing $23.7 million during 2013.  Cash flows used in financing activities during 2014 related to repayments of short-term notes payable. Cash flows provided by financing activities during the 2013 reflect the receipt of $25.3 million of net proceeds from our November 2013 sale of First Lien Notes, partially offset by repayments of short term notes.

Debt

At December 31, 2014, we had $178.8 million of indebtedness outstanding, consisting of $54.6 million in face amount of 10% First Lien Notes, less $0.2 million of debt discount, and $125.2 million in face amount of 12½% Senior Secured Notes due 2016 less $0.8 million of debt discount.

We had no letters of credit outstanding at December 31, 2014 that were not fully collateralized by cash.

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

In January 2015, we entered into forbearance agreements with respect to both the First Lien Notes and the Second Lien Notes and were in default under those notes, including being default on the payment of interest owing as of January 1, 2015 with respect to the Second Lien Notes in the amount of $7.8 million.

In March 2015, we entered into amendments to the forbearance agreements which extended the forbearance period to April 30, 2015.

Capital Expenditures

Our capital spending for 2014 was $17.4 million relating primarily to development of our oil and gas properties, including drilling one development well ($5.7 million), 9 recompletions ($4.2 million), 14 workovers ($4.5 million), investments in multiple infrastructure projects ($2.9 million) and other leasehold costs ($0.1 million). Capital expenditures were down from $33.9 million during 2013.

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

Contractual Obligations

The following table details our long-term debt and contractual obligations as of December 31, 2014:

	Payments due by period
	Total	2015	2016 – 2017	2018 – 2019	Thereafter
Debt (1)	$188,990,000	$188,990,000	$-	$-	$-
Operating leases	432,667	168,167	264,500	-	-
Capital leases	-	-	-	-	-
Asset retirement obligations	56,239,500	-	5,695,000	348,000	50,196,500
Total	$245,662,167	$189,158,167	$5,960,000	$348,000	$50,196,500

_____________________

(1)

Debt consists of amounts owing under our 10% First Lien Notes and 12½% Second Lien Notes and related unpaid interest. Debt shown as due in 2015 includes $127.5 million in principal amount of 12½% Second Lien Notes with a stated maturity date of July 1, 2016, which notes are subject to an ongoing forbearance agreement and, as such, are shown as due in 2015.

Risk Management Activities – Commodity Derivative Instruments

During the third quarter of 2012, we reinstituted a hedging program and have since utilized various derivative instruments to manage our risk associated with commodity price movements. We periodically enter into price-risk management transactions (e.g., swaps, and floors) for a portion of our oil and natural gas production.  In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil and natural gas prices, and partially limit our potential gains from future increases in prices.  None of these instruments have been used for trading purposes. During 2014, we did not record any significant unrealized gain on commodity derivatives in current earnings or accumulated other comprehensive income (loss).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at December 31, 2014.

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

As of December 31, 2014, we had the following crude oil hedge contracts outstanding:

	Beginning	Ending	Fixed	Strike		Total
Instrument	Date	Date	Price	Price	Premium	Bbls
Covered Call	April 1, 2014	March 31, 2015	$-	$103.30	$6.80	45,500
						45,500

We are exposed to market risk on derivative instruments to the extent of changes in market prices of crude oil. However, the market risk exposure on these derivative contracts is generally offset by the gain or loss recognized upon the ultimate sale of the commodity.  Unrealized gains and losses, at fair value, are included on our consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts.  The change in the fair value of our commodity derivative contracts that are effective are recorded to Accumulated Other Comprehensive Income (Loss) in Stockholders’ Equity in the Consolidated Balance Sheet.  The ineffective portion of the change in fair market value of derivatives is recorded currently in earnings as a component of Oil and Gas Hedging in the Consolidated Statements of Operations.  We estimate the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities.  For 2014, we did not record any unrealized gain or loss on commodity derivatives in accumulated other comprehensive income (loss).

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

Item 8.

Financial Statements and Supplementary Data

Our financial statements appear immediately after the signature page of this report.  See “Index to Financial Statements” on page 68 of this report.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of December 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2014, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.  As a result of our management’s assessment it was determined that a material weakness existed in the system of Internal Controls over Financial Reporting relating to the calculation of asset retirement obligation (“ARO”) and that our internal controls over financial reporting were not effective at December 31, 2014. In order to remediate the material weakness, management will begin utilizing specialized software designed specifically to calculate ARO. This software is in the process of being implemented and used for the calculation of the Asset Retirement Obligation and is expected to be in place during 2015.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

Not applicable

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current executive officers and Directors, and their ages and positions, are as follows:

Name	Age	Position
Thomas F. Cooke	66	Chief Executive Officer and Chairman
Andrew C. Clifford	60	President and Director
Randal B. McDonald, Jr.	57	Vice President Finance and Accounting
John W. Rhea, IV	62	Director
Rex H. White, Jr.	82	Director
Kevin M. Smith	70	Director

The following is a biographical summary of the business experience of our executive officers and Directors:

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

Randal McDonald, Jr. has served as our Vice President – Finance and Accounting since January 2015 and previously served as our Controller since November 2011. Previously, from 2007 to 2011, Mr. McDonald served as Controller of Baseline Oil & Gas Corp., an independent oil and gas company.  From 1998 until 2007, Mr. McDonald served as Chief Financial Officer and a Director of VTEX Energy, Inc., a publicly traded independent oil and gas company.  Mr. McDonald holds a B.B.A. degree in Accounting from the University of Texas at Austin and is a licensed Certified Public Accountant.

John W. Rhea, IV has served as a Director since 2011.  Since 2009, Mr. Rhea has been the owner and principal of J.W. Rhea & Associates, a petroleum exploration consulting firm.  Mr. Rhea holds a B.S.M.E. in Engineering from the University of Texas.

Rex H. White, Jr. has served as a Director since 2006.  Mr. White is the owner and principal of Rex H. White, Jr., Attorney at Law, a Board Certified Oil, Gas and Mineral Law attorney.  Previously, Mr. White worked as a petroleum geologist/geophysicist for approximately ten years.  Mr. White holds a B.S. in Geology, an M.A. in Geology with a minor in Petroleum Engineering and an L.L.B. all from the University of Texas.

Kevin M. Smith has served as a Director since 1997.  Since 1984, Mr. Smith has been the owner and principal of Kevin M. Smith, Inc., a geophysical consulting firm.  Mr. Smith holds a B.S. in Geology and Geophysics from the University of Houston.

There are no family relationships among the executive officers and directors.  Except as otherwise provided in employment agreements, each of the executive officers serves at the discretion of the Board.

Involvement in Certain Legal Proceedings

Messrs. Cooke, Clifford, Smith and White were each directors of our company, and Messrs. Cooke and Clifford were officers of our company, at the time of our filing for protection under Chapter 11 of the U.S. Bankruptcy Code in March 2009.  We exited bankruptcy with our assets and equity intact in May 2010.

Mr. Rhea served as a Director, and in various executive positions including Chief Executive Officer, Chief Operating Officer and President, of Latitude Solutions, Inc. from July 2012 to November 2012. Latitude Solutions filed for protection under Chapter 7 of the U.S. Bankruptcy Code in November 2012.

Board Committees

Our board has two standing committees: an audit committee and a compensation committee.  The composition and other information relating to the functioning of those committees is summarized as follows:

Audit Committee

The audit committee is composed of three directors, Mr. Rhea, Chairman, and Messrs. White and Smith, each of whom meets the independence and financial literacy requirements as defined by applicable NYSE MKT and SEC rules. The audit committee assists the board in its general oversight of our financial reporting, internal controls, legal compliance, ethics programs and audit functions, and is directly responsible for the appointment, evaluation, retention and compensation of the registered public accounting firm. The board has determined that Mr. Rhea qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the SEC.

Compensation Committee

The compensation committee is composed of three directors, Mr. White, Chairman and Messrs. Rhea and Smith, each of whom is a non-employee independent director as defined by applicable NYSE MKT rules. The committee is responsible for establishing and administering the policies that govern both annual compensation and equity ownership. It reviews and approves salaries, bonus and incentive compensation, perquisites, equity compensation, and all other forms of compensation for our executive officers, including our chief executive officer. The compensation committee is also responsible for reviewing and administering our incentive compensation plans, equity incentive programs and other benefit plans. Pursuant to authority granted under our 2011 Omnibus Incentive Plan, the committee has delegated to Messrs. Cooke and Clifford the authority to make awards to employees other than those subject to Section 16 of the Securities Exchange Act of 1934.  The committee may from time to time engage the services of an independent executive compensation consultant to advise the committee on matters related to executive compensation. The committee periodically reviews and makes recommendations to the board with respect to director compensation.

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee are Messrs. White, Rhea and Smith. In 2014, none of our executive officers served as a director or member of the compensation committee of another entity, where an executive officer of the entity served as one of our directors or on our compensation committee.

Code of Ethics

The Board of Directors has adopted a separate Code of Business Ethics for the CEO and Senior Financial Officers. This Code of Ethics supplements our general Code of Business Ethics and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Business Ethics for the CEO and Senior Financial Officers was filed as an exhibit to the Annual Report on Form 10-KSB for the year ended December 31, 2005 and is available for review at the our web site at www.saratogaresources.net.

Compliance with Section 16(a) of Exchange Act

Under the securities laws of the United States, our directors, executive officers, and any person holding more than ten percent of our common stock are required to report their initial ownership of common stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and we are required to disclose any failure to file by these dates during fiscal year 2014.  To our knowledge, all of the filing requirements were satisfied on a timely basis in fiscal year 2014. In making these disclosures, we have relied solely on copies of reports provided to us.

Item 11.

Executive Compensation

Summary Executive Compensation Table

The table below summarizes the total compensation paid to or earned by our named executive officers for each of the two years ended December 31, 2014.

				Stock	Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards(1)	Compensation(2)	Total

Thomas F. Cooke	2014	$317,200	$-	$-	$-	$61,014	$378,214
Chairman of the Board and	2013	311,100	-	-	252,500	45,927	609,527
Chief Executive Officer
Andrew C. Clifford	2014	317,200	-	-	-	64,908	382,108
President	2013	311,100	-	-	252,500	48,127	611,727
Randal McDonald	2014	160,000	-	-	23,700	6,400	190,100
VP – Finance and Accounting	2013	160,000	-	-	-	8,208	168,208
John Ebert	2014	200,000	-	-	47,400	8,000	255,400
VP – Finance and Business Development	2013	74,173	10,000	-	150,300	2,850	237,323

(1)

The amounts reported in the “Option Awards” column reflect the grant date fair value of the options granted to the named executive officers in the year reflected, determined using the Black-Scholes option model. For information relating to the assumptions made by us in valuing the option awards made to our named executive officers in fiscal year 2014, refer to Note 11 of our financial statements for the year ended December 31, 2014.

(2)

All other compensation consists of:

Name	Year	Travel Pay	Unused Vacation Pay	Auto Allowance	401k Plan Contribution

Thomas F. Cooke	2014	$44,400	$-	$16,614	$-
	2013	19,800	-	26,127	-
Andrew C. Clifford	2014	34,800	-	19,908	10,200
	2013	13,000	-	24,927	10,200
Randal McDonald	2014	-	-	-	6,400
	2013	-	1,285	-	6,923
John Ebert	2014	-	-	-	8,000
	2013	-	-	-	2,850

Employment Agreements

In June 2013, our board of directors approved new employment agreements for our two principal officers, Thomas Cooke and Andy Clifford.  Pursuant to their employment agreements, (i) the annual base salary of Messrs. Cooke and Clifford was increased from its then current level of $305,000 by 4%, to $317,200, on July 1, 2013 and increases by 4% on July 1 of each succeeding year; (ii) the automobile allowance of Messrs. Cooke and Clifford was modified to either provide a company vehicle or pay a monthly automobile allowance, which allowance remains $700 per month for Mr. Clifford and was increased to $950 per month for Mr. Cooke; additionally, beyond repair and maintenance costs previously paid by the company, the automobile allowance has been revised to cover all costs of operating a vehicle; (iii) the expense reimbursement provisions were modified to clarify that the company will pay all incremental costs associated with maintenance of home offices by Messrs. Cooke and Clifford, including costs of internet service, telephone and facsimile service and, with respect to Mr. Clifford, a home workstation; (iv) travel pay in the amount of $200 per day was added for each overnight stay or out-of-town travel of twenty-four hours exclusively for business purposes; (v) Messrs. Cooke and Clifford each received options to purchase 250,000 shares of common stock exercisable at $3.00 per share for a term of five years and vesting on a quarterly basis over eight quarters; (vi) in the event of termination of employment due to death or disability, we will continue to pay base salary to the executive or his estate for a period of twelve months; and (vii) in the event of termination of employment by the company without cause or by the executive for “good reason”, we will pay a lump sum to the executive in an amount equal to two times the base salary and bonus paid during the twelve months immediately preceding termination and shall continue to provide health insurance for a period of twenty-four months.

Outstanding Equity Awards at December 31, 2014

The following table includes certain information with respect to unexercised options held by named executive officers at December 31, 2014:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date

Thomas Cooke	06/10/13	187,500	62,500	(1)	$3.00	06/09/18
Andrew Clifford	06/10/13	187,500	62,500	(1)	3.00	06/09/18
Randal McDonald	11/28/11	30,000	—		4.62	11/28/18
	05/13/14	10,000	20,000	(2)	1.30	05/13/21
John Ebert	08/12/13	30,000	60,000	(2)	1.72	08/12/20
	05/13/14	20,000	40,000	(2)	1.30	05/13/21

(1)

The stock options vest and become exercisable ratably over eight quarters from the grant date.  The stock options will become immediately exercisable in their entirety in the event of certain changes in control.

(2)

The stock options become exercisable in 1/3 increments six months from the grant date and on the first and second anniversaries of the grant date.

Director Compensation

We use a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on our board. In setting director compensation, we consider the significant amount of time directors dedicate in fulfilling their duties as directors as well as the skill-level required by the company to be an effective member of our board. The form and amount of director compensation is reviewed by our compensation committee, which makes recommendations to the full board.

Each non-employee director receives an annual fee of $10,000 and committee chairs receive an annual fee of $6,000 for the audit committee and $4,000 for all other committees, each of which fees is payable in two semi-annual installments.  Each non-employee director is reimbursed for reasonable out-of-pocket expenses incurred in attending such meetings.   Additionally, upon initial appoint or election as a director and annually upon reelection as a director, non-employee directors are granted stock options to purchase 35,000 shares of our common stock at the then fair market value.  Under our present director compensation program, option grants expire on the seventh anniversary of the grant date and vest 50% on the date of grant and 50% on the first anniversary of the date of grant.

In January 2015, a special committee of independent directors was formed to consider strategic alternatives in connection with our entry into Forbearance Agreements with our lenders.  Members of the special committee, consisting of Mr. Rhea, as chairman, and Messrs. White and Smith, are paid a monthly fee for service on the committee in the amount of $4,000 for the chairman and $2,000 for other members.

The table below summarizes the total compensation paid to or earned by our non-management directors during 2014. The amounts included in the “Stock Awards” and “Option Awards” columns reflect the aggregate grant date fair value, and do not necessarily equate to the income that will ultimately be realized by the director for these awards.

	Fees Earned or	Stock	Option	All Other
Name of Director	Paid in Cash	Awards	Awards(1)	Compensation	Total

John W. Rhea, IV	$16,000	$-	$34,650	$-	$50,650
Kevin M. Smith	10,000	-	34,650	-	44,650
Rex H. White, Jr.	14,000	-	34,650	-	48,650

(1)

Amounts reflect the aggregate grant date fair value of the option awards (options). The Black-Scholes option model was used to determine the grant date fair value of the options that we granted to the directors. For information relating to the assumptions made by us in valuing the option awards made to our non-management directors in fiscal year 2014, refer to Note 11 of our financial statements for the year ended December 31, 2014.

As of December 31, 2014, each director had the following number of options outstanding: Mr. Rhea, 105,000; Mr. Smith, 190,000; and, Mr. White, 190,000.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise indicated, the table below shows the amount of our common stock beneficially owned as of April 1, 2015, by (1) each person known to beneficially own more than 5% of our outstanding common stock, (2) each of our directors, nominees and executive officers listed in the Summary Compensation Table under Item 11 above (collectively, the named executive officers), and (3) all directors and executive officers as a group.

			Number of Shares	Total Number of
	Number of Shares		Subject to	Shares
	Not Subject to		Exercisable Warrants	Beneficially	Percent of
Name of Beneficial Owner	Options		and Options (1)	Owned (1)	Class (1)(2)

Thomas F. Cooke	6,142,422	(3)	218,750	6,361,172	20.4%
GSO Capital Partners (4)	4,800,000		—	4,800,000	15.5%
Andrew C. Clifford	2,637,164	(5)	218,750	2,855,914	9.2%
John W. Rhea, IV	—		105,000	105,000	*
Kevin M. Smith	195,473	(6)	190,000	385,473	1.2%
Rex H. White, Jr.	52,500		190,000	242,500	*
Randal McDonald	—		40,000	40,000	*
John Ebert	—		—	—	—
Directors and executive officers as a group (7 persons) (3)(5)(6)	9,027,559		962,500	9,990,059	31.3%

*

Ownership is less than 1%.

(1)

Reflects our common stock that could be acquired within sixty days of the record date upon the exercise of outstanding warrants and options.

(2)

Based on 30,986,601 shares of our common stock outstanding as of April 1, 2015.

(3)

Includes 104,148 shares held by Mr. Cooke’s spouse, as to which he disclaims beneficial ownership.

(4)

Address is 345 Park Avenue, New York, NY 10154. Based on a Schedule 13G, Amendment No. 1, filed with the SEC on February 14, 2013. Blackstone/GSO Capital Solutions Fund L.P. and Blackstone/GSO Capital Solutions Overseas Master Fund L.P. (collectively, the “GSO Funds”) respectively hold 3,578,781 and 1,221,219 shares of our common stock. Blackstone/GSO Capital Solutions Associates LLC is the general partner of Blackstone/GSO Capital Solutions Fund LP. GSO Holdings I LLC is the managing member of Blackstone/GSO Capital Solutions Associates LLC. GSO Capital Partners LP is the investment manager of Blackstone/GSO Capital Solutions Overseas Master Fund L.P., and in that respect holds discretionary investment authority for, and may be deemed to be the beneficial owner of the shares held by, Blackstone/GSO Capital Solutions Overseas Master Fund L.P. GSO Advisor Holdings L.L.C. is the general partner of GSO Capital Partners LP. Blackstone Holdings I L.P. is the sole member of each of GSO Holdings I LLC and GSO Advisor Holdings L.L.C. Blackstone Holdings I/II GP Inc. is the general partner of Blackstone Holdings I L.P. The Blackstone Group L.P. is the controlling shareholder of Blackstone Holdings I/II GP Inc. Blackstone Group Management L.L.C. is the general partner of The Blackstone Group L.P. Stephen A. Schwarzman is the founding member of Blackstone Group Management L.L.C. In addition, each of Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover, each of whom serves as an executive of GSO Holdings I LLC, which is an affiliate of Blackstone/GSO Capital Solutions Associates LLC, may have shared investment control with respect to the common stock held by the GSO Funds.

(5)

Includes (a) 2,500,000 shares held by held by CPK Resources, LLC of which Mr. Clifford is the principal officer and owner, (b) 5,886 shares held by Mr. Clifford’s SEP-IRA, and (c) 4,173 shares held by the SEP-IRA of Mr. Clifford’s spouse, as to which he disclaims beneficial ownership.

(6)

Includes 20,000 shares held by Mr. Smith’s spouse, as to which he disclaims beneficial ownership.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

On November 22, 2013, we completed the sale of $54.6 million in aggregate principal amount of 10.0% Senior Secured Notes due 2015 (the “First Lien Notes”).  The First Lien Notes were issued for $27.3 million in cash and surrender for retirement of $27.3 million in face amount of 12½% Senior Secured Notes (the “Second Lien Notes”).  Further details regarding the terms of the First Lien Notes can be found in our Current Report on Form 8-K filed November 25, 2013.

Funds (the “GSO Funds”) managed by GSO Capital Partners purchased $36.4 million of the First Lien Notes, paying $18.2 million in cash and surrendering for cancellation $18.2 million in face amount of Second Lien Notes.

In January 2015, we entered into Forbearance Agreements (the “Forbearance Agreements”) with the GSO Funds relating to both their First Lien Notes and their Second Lien Notes.  The Forbearance Agreements provided for forbearance, by the GSO Funds and other holders, until March 16, 2015 on exercise of certain rights under the notes and the establishment of certain reporting obligations on our part as well the payment of certain expenses and the undertaking to appointment a financial advisor acceptable to the holders of the notes.  On March 16, 2015, we entered into an amendment to the Forbearance Agreements, extending the forbearance period to April 30, 2015, among other things.  Further details regarding the Forbearance Agreements, and amendments thereto, can be found in our Current Reports on Form 8-K filed February 3, 2015 and March 20, 2015, respectively.

The GSO Funds hold, in the aggregate, 4.8 million shares, or 15.5%, of our outstanding common stock.

Item 14.

Principal Accounting Fees and Services

The following table summarizes the fees of MaloneBailey, LLP, our registered public accounting firm in 2014 and 2013, billed to us for each of the last two fiscal years:

Fee Category	FY 2014	FY 2013
Audit Fees (1)	$211,000	$259,865
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	10,000	-
Total Fees	$221,000	$259,865

(1)

Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)

Other fees consist of amounts paid for comfort letters and services in connection with financing transactions and the filing of registration statements with the Securities and Exchange Commission.

The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm. This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the audit committee may pre-approve specific types of services that are expected to be provided by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular services to be provided and is also generally subject to a maximum dollar amount.

The committee’s practice is to consider for approval, at its regularly scheduled quarterly meetings, all audit and non-audit services proposed to be provided by our registered public accounting firm. In situations where a matter cannot wait until the next regularly scheduled committee meeting, the chairman of the committee has been delegated authority to consider and, if appropriate, approve audit and non-audit services or, if in the chairman’s judgment it is considered appropriate, to call a special meeting of the committee for that purpose.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

1.

Financial statements.  See “Index to Financial Statements” on page 68 of this report.

2.

Exhibits

		Incorporated by Reference
Exhibit Number					Filed Herewith
	Exhibit Description	Form	Date Filed	Number
3.1	Restated Articles of Incorporation of Saratoga Resources with amendments, dated May 14, 2010	8-K	05/18/10	3.1
3.2	Amended and Restated Bylaws of Saratoga Resources, dated May 16, 2011	8-K	05/20/11	3.1
4.1	Indenture Agreement, dated July 12, 2011, by and among Saratoga Resources and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	07/15/11	4.1
4.2	First Supplemental Indenture, dated December 4, 2012, by and among Saratoga Resources and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	12/05/12	4.1
4.3	Indenture, dated November 22, 2013, by and among Saratoga Resources and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	11/25/13	4.1
4.4	Intercreditor Agreement, dated November 22, 2013, by and among Saratoga Resources, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee on behalf of holders of First Lien Notes, and The Bank of New York Mellon Trust Company, N.A., as trustee on behalf of holders of Second Lien Notes	8-K	11/25/13	4.2
4.5	Forbearance Agreement to First Lien Indenture, dated January 30, 2015	8-K	02/03/15	10.1
4.6	Forbearance Agreement to Second Lien Indenture, dated January 30, 2015	8-K	02/03/15	10.2
4.7	Second Amendment to Forbearance Agreement to First Lien Indenture, dated March 16, 2015	8-K	03/20/15	10.1
4.8	Second Amendment to Forbearance Agreement to Second Lien Indenture, dated March 16, 2015	8-K	03/20/15	10.2
4.9	Form of Registration Rights Agreement, dated November 22, 2013, by and among Saratoga Resources, the guarantors named therein and the purchasers of First Lien Notes	8-K	11/25/13	4.3
10.1	Employment Agreement, dated June 10, 2013, with Thomas Cooke*	8-K	06/14/13	10.1
10.2	Employment Agreement, dated June 10, 2013, with Andrew Clifford*	8-K	06/14/13	10.2
10.3	Investor Rights Agreement, dated July 12, 2011	8-K	07/15/11	10.3
10.4	Saratoga Resources, Inc. 2011 Omnibus Incentive Plan	S-8	09/13/11	10.1
10.5	Form of $8.00 Warrant	8-K	05/25/12	10.2
10.6	Saratoga Resources, Inc. Annual Incentive Plan*	8-K	03/23/12	10.1
14.1	Code of Ethics for CEO and Senior Financial Officers	10-KSB	01/25/06	14.1
21.1	List of subsidiaries	10-K	04/14/10	21.1
23.1	Consent of MaloneBailey, LLP				X
23.2	Consent of Collarini Associates				X
31.1	Section 302 Certification of CEO				X
32.2	Section 302 Certification of CFO				X
32.1	Section 906 Certification of CEO				X
32.2	Section 906 Certification of CFO				X
99.1	Reserve Report of Independent Engineer – Collarini Associates				X

*

Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA RESOURCES, INC.

Dated: April 15, 2015	By:	/s/ Thomas F. Cooke
Thomas F. Cooke
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Cooke	Chairman, Chief Executive Officer and	April 15, 2015
Thomas F. Cooke	Director (Principal Executive Officer)

/s/ Andrew C. Clifford	President and Director	April 15, 2015
Andrew C. Clifford

/s/ Kevin Smith	Director	April 15, 2015
Kevin Smith

/s/ Rex H. White, Jr.	Director	April 15, 2015
Rex H. White, Jr.

/s/ John W. Rhea, IV	Director	April 15, 2015
John W. Rhea, IV

/s/ Randal McDonald	Vice President – Finance and Accounting (Principal	April 15, 2015
Randal McDonald	Accounting and Financial Officer)

SARATOGA RESOURCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Saratoga Resources, Inc.

Houston, Texas

We have audited the consolidated balance sheets of Saratoga Resources, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Saratoga Resources, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, The Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 15, 2015

Saratoga Resources, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,911,070	$32,547,380
Accounts receivable	3,778,808	6,758,572
Prepaid expenses and other	1,006,758	1,056,350
Other current assets	150,000	150,000
Total current assets	15,846,636	40,512,302

Property and equipment:
Oil and gas properties - proved (successful efforts method)	301,399,079	286,441,663
Other	1,031,779	892,694
	302,430,858	287,334,357
Less: Accumulated depreciation, depletion, amortization and impairment	(226,716,401)	(101,088,696)
Total property and equipment, net	75,714,457	186,245,661

Other assets, net	20,350,655	21,665,830
Total assets	$111,911,748	$248,423,793

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,722,116	$5,391,648
Revenue and severance tax payable	2,711,229	3,754,812
Accrued liabilities	13,006,617	9,807,935
Derivative liabilities – short term	117	837,758
Short-term notes payable	329,964	338,512
First lien notes, net of discount of $151,169 at December 31, 2014	54,448,831	-
Second lien notes, net of discount of $847,947 at December 31, 2014	124,352,053	-
Total current liabilities	201,570,927	20,130,665

Long-term liabilities
Asset retirement obligation	16,397,804	12,649,458
Long-term debt, net of discount of $1,603,016 at December 31, 2013	-	178,196,984
Derivative liabilities	-	182,174
Total long-term liabilities	16,397,804	191,028,616

Commitment and contingencies (see notes)

Stockholders' equity (deficit):
Common stock, $0.001 par value; 100,000,000 shares authorized 30,986,601 and 30,946,601 shares issued and outstanding at December 31, 2014 and 2013, respectively	30,987	30,947
Additional paid-in capital	78,754,854	78,165,364
Retained deficits	(184,842,824)	(40,931,799)

Total stockholders' equity (deficit)	(106,056,983)	37,264,512

Total liabilities and stockholders' equity (deficit)	$111,911,748	$248,423,793

See notes to consolidated financial statements.

Saratoga Resources, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2014	2013
Revenues:
Oil and gas revenues	$52,325,716	$68,696,055
Oil and gas hedging	1,550,871	(1,701,569)
Other revenues	477,493	420,429

Total revenues	54,354,080	67,414,915

Operating Expense:
Lease operating expense	24,631,620	21,685,103
Workover expense	4,537,031	2,475,541
Exploration expense	706,904	900,255
Loss on plugging and abandonment	-	701,241
Depreciation, depletion and amortization	17,853,499	17,269,349
Impairment expense	107,774,206	2,179,075
Accretion expense	1,793,865	2,552,381
Gain on revision of asset retirement obligations	(75,178)	(564,719)
General and administrative	9,549,430	9,253,600
Severance taxes	3,649,814	7,274,808
Arbitration loss	3,400,000	-

Total operating expenses	173,821,191	63,726,634

Operating income (loss)	(119,467,111)	3,688,281

Other income (expense):
Interest income	48,328	16,197
Interest expense	(24,302,387)	(21,466,162)

Total other expense	(24,254,059)	(21,449,965)

Net loss before reorganization expenses and income taxes	(143,721,170)	(17,761,684)
Reorganization expenses	-	2,319
Net loss before income taxes	(143,721,170)	(17,764,003)
Income tax provision	189,855	8,630,456
Net loss	$(143,911,025)	$(26,394,459)

Other Comprehensive Income
Unrealized gain on derivative instruments	-	171,086
Total comprehensive loss	$(143,911,025)	$(26,223,373)

Net income per share:
Basic	$(4.65)	$(0.85)
Diluted	$(4.65)	$(0.85)

Weighted average number of common shares outstanding:
Basic	30,967,533	30,932,541
Diluted	30,967,533	30,932,541

See notes to consolidated financial statements.

Saratoga Resources, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Other	Total
	Common Stock		Paid-in	Net	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Loss)	(Loss)	Equity (Deficit)
Balance, December 31, 2012	30,905,101	$30,905	$77,140,451	$(14,537,340)	$(171,086)	$62,462,930

Common stock options exercised	6,500	7	9,938	-	-	9,945

Common stock warrants exercised	35,000	35	13,815	-	-	13,850

Stock-based employee compensation	-	-	1,001,160	-	-	1,001,160

Other comprehensive income	-	-	-	-	171,086	171,086

Net loss	-	-	-	(26,394,459)	-	(26,394,459)

Balance, December 31, 2013	30,946,601	$30,947	$78,165,364	$(40,931,799)	$-	$37,264,512

Common stock options exercised	40,000	40	61,160		-	61,200

Stock-based employee compensation	-	-	528,330	-	-	528,330

Net loss	-	-	-	(143,911,025)	-	(143,911,025)
Balance, December 31, 2014	30,986,601	$30,987	$78,754,854	$(184,842,824)	$-	$(106,056,983)

See notes to consolidated financial statements.

Saratoga Resources, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(143,911,025)	$(26,394,459)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	17,853,499	17,269,349
Impairment expense	107,774,206	2,179,075
Accretion expense	1,793,865	2,552,381
Amortization of debt issuance costs and debt discount	3,171,973	1,959,218
Unrealized (gain)loss on hedges	(1,640,315)	1,019,932
Stock-based compensation	528,330	1,001,160
Loss on plugging and abandonment	-	701,241
Gain on revision of asset retirement obligations	(75,178)	(564,719)
Deferred tax provision (benefit)	-	8,499,575
Changes in operating assets and liabilities:
Accounts receivable	2,979,764	5,671,586
Prepaids and other	1,656,870	1,735,926
Accounts payable	1,961,581	(3,419,534)
Revenue and severance tax payable	(1,043,583)	(2,375,055)
Payments to settle asset retirement obligations	-	(1,229,042)
Accrued liabilities	3,898,982	(1,058,909)
Net cash provided (used) by operating activities	(5,051,031)	7,547,725

Cash flows from investing activities:
Additions to oil and gas property	(13,638,670)	(29,776,182)
Additions to other property and equipment	(139,085)	(97,556)
Other assets	(959,571)	(1,157,161)
Net cash used by investing activities	(14,737,326)	(31,030,889)

Cash flows from financing activities:
Proceeds from issuance of common stock	61,200	23,795
Proceeds from long term debt	-	27,300,000
Repayment of short-term notes payable	(1,615,826)	(1,558,152)
Debt issuance costs of long term debt	(293,327)	(2,037,402)
Net cash provided (used) by financing activities	(1,847,953)	23,728,241

Net increase (decrease) in cash and cash equivalents	(21,636,310)	245,067
Cash and cash equivalents - beginning of period	32,547,380	32,302,313
Cash and cash equivalents - end of period	$10,911,070	$32,547,380

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$157,355	$130,881
Cash paid for interest	19,765,423	19,815,440

Non-cash investing and financing activities:
Unrealized gain(loss) on derivative instruments	$-	$171,086
Accounts payable for oil and gas additions	920,824	1,551,937
Accrued liabilities for oil and gas additions	-	79,800
Revisions to asset retirement obligations	2,004,893	(6,509,866)
Additions to asset retirement obligations	24,766	62,808
Prepaid insurance financed with debt	1,607,278	1,523,305
Senior secured notes exchanged for first lien notes	-	23,000,000

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

Accounting for Reorganization

On March 31, 2009, Saratoga and its subsidiaries, all of which are 100%-owned: Harvest Oil and Gas, LLC, The Harvest Group, LLC, Lobo Operating, Inc. and Lobo Resources, Inc. (collectively the “Debtors”), filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. The Debtors operated under Chapter 11 protection from the filing date on March 31, 2009 until the effective date of the Debtors’ plan of reorganization (the “Plan of Reorganization”) and exit from Chapter 11 on May 14, 2010. The accompanying consolidated financial statements of Saratoga have been prepared in accordance with FASB ASC 852, Reorganizations.  The Company incurred expenses relating to the Plan of Reorganization of $2,319, during the year ended December 31, 2013.

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

Reclassifications

Certain reclassifications have been made to prior years’ reported amounts in order to conform to the current year presentation. These reclassifications did not impact our net income, stockholders’ equity or cash flows.

Dependence on Oil and Gas Prices

As an independent oil and gas producer, our revenue, profitability and future rate of growth are substantially dependent on prevailing prices for natural gas and oil. Historically, the energy markets have been very volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Prices for crude oil have recently declined materially. Any continued and extended decline in oil or gas prices could have a material adverse effect on our financial position, results of operations, cash flows and access to capital and on the quantities of oil and gas reserves that we can economically produce.

Revenue Recognition

We recognize oil and gas revenue from interests in producing wells as the oil and gas is sold. Revenue from the purchase, transportation, and sale of natural gas is recognized upon completion of the sale and when transported volumes are delivered. We recognize revenue related to gas balancing agreements based on the sales method. Our net imbalance position at December 31, 2014 and 2013 was immaterial.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities.  The Company had cash deposits of approximately $10.7 million and $32.3 million in excess of FDIC insured limits at December 31, 2014 and 2013, respectively.  The Company has not experienced any losses on its deposits of cash and cash equivalents.

Major Customers

Sales of oil and gas production to Shell Trading (US) Company and Shell Energy North America (US), L.P. (collectively “Shell”) and Chevron Natural Gas, Inc. and Chevron Products Company (collectively “Chevron”) accounted for 50% and 37%, respectively, of our consolidated sales in 2014. Sales of oil and gas production to Shell and Chevron accounted for 57% and 32%, respectively, of our consolidated sales in 2013. We believe that the loss of any of these purchasers would not have a material adverse effect on us because alternative purchasers are readily available.

Other Revenue

Other revenues consist principally of production handling charges and an insurance reimbursement for a loss incurred in a prior year.

Cash and Cash Equivalents

For the purpose of the Statement of Cash Flows, we consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Receivables are carried at original invoice amount.  Uncollectible accounts receivable are charged directly against earnings when they are determined to be uncollectible.  Use of this method does not result in a material difference from the valuation method required by generally accepted accounting principles.  At December 31, 2014 and 2013, no reserve for allowance for doubtful accounts was needed.

Oil and Gas Operations

Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption properties, plants and equipment. Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon achievement of all conditions necessary for the classification of reserves as proved, the associated leasehold costs are reclassified into proved properties.

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

Depreciation, depletion and amortization of the cost of proved oil and gas properties is calculated using the unit-of-production method. The reserve base used to calculate depreciation, depletion and amortization for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. With respect to lease and well equipment costs, which include development costs and successful exploration drilling costs, the reserve base includes only proved developed reserves. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are taken into account.  Depletion expense for the years ended December 31, 2014 and 2013 was $17,741,322 and $17,145,473, respectively.

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

When circumstances indicate that an asset may be impaired, Saratoga compares expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on Saratoga’s estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.  During the years ended December 31, 2014 and 2013, Saratoga recorded impairment expense of $107,774,206 and $2,179,075, respectively. The impairment expense during 2014 reflected the reclassification of certain reserves out of the proved undeveloped category and into the probable category due to application of the SEC’s “five year rule” and the steep decline in commodity prices which resulted in the expected undiscounted future cash flows at a producing field level to be less than the unamortized capitalized cost of assets in several fields.  The impairment expense during 2013 related to the loss of a lease, and associated reserves, at one field.

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

See Note 8 – “Oil and Gas Assets”.

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

The Company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Only derivative instruments that are expected to be highly effective in offsetting anticipated gains or losses on the hedged cash flows and that are subsequently documented to have been highly effective can qualify for hedge accounting. Effectiveness must be assessed both at inception of the hedge and on an ongoing basis. Any ineffectiveness in hedging instruments whereby gains or losses do not exactly offset anticipated gains or losses of hedged cash flows is measured and recognized in earnings in the period in which it occurs. When using hedge accounting, we assess hedge effectiveness quarterly based on total changes in the derivative instrument’s fair value by performing regression analysis. A hedge is considered effective if certain statistical tests are met. We record hedge ineffectiveness in oil and gas hedging.  At December 31, 2014, none of our hedges qualified for hedge accounting.  At December 31, 2013, none of our hedges met the statistical tests for effectiveness.

We designate our commodity derivative instruments as cash flow hedges. Changes in the fair value commodity derivative instruments used as cash flow hedges are reported in OCI, to the extent the hedge is effective, until the forecasted transaction occurs, at which time they are recognized in earnings.

See Note 6 – “Derivative Instruments and Hedging Activities”.

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

We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset is reduced by a valuation allowance.  At December 31, 2014 and 2013, a valuation allowance was provided for the entire balance of the net deferred tax asset in the amount of $64,480,235 and $13,837,850, respectively.  In addition we routinely assess uncertain tax positions, and accrue for tax positions that are not more-likely-than-not to be sustained upon examination by taxing authorities.

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

Recently Issued Accounting Standards and Developments

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles. This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted and entities have the option of using either a retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. The Company plans to adopt ASU 2014-15 prospectively for the annual period ending December 31, 2016. Pursuant to ASU 2014-15, the Company is required to consider whether there are adverse conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued and the probability that management’s plans will mitigate the adverse conditions or events (if any). Adverse conditions or events would include, but not be limited to, negative financial trends (such as recurring operating losses, working capital deficiencies, or insufficient liquidity), a need to restructure outstanding debt to avoid default, and industry developments (for example commodity price declines and regulatory changes).

NOTE 2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America which contemplate the continuation of the Company as a going concern.  The Company incurred a loss from operations of $119,467,111 for the year ended December 31, 2014 and has a working capital deficit of $185,724,291 at December 31, 2014.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To address these matters, the Company is seeking to restructure its debt, or find alternative sources of financing.  There can be no assurance that the Company will be successful in its efforts.

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

During the years ended December 31, 2013, the Company incurred $2,319, in reorganization costs.

NOTE 4.  OTHER ASSETS

Other assets consist of the following:

	December 31,
	2014	2013
Site specific trust accounts – P&A escrow	$5,564,129	$5,521,913
Debt issuance cost, net	4,077,060	6,351,806
Restricted cash – P&A bond	10,628,903	9,738,353
Other	80,563	53,758
	$20,350,655	$21,665,830

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

Debt Issuance Costs, Net

The Company capitalizes certain debt issuance costs and amortizes those costs as additional interest expense over the lives of the associated debt.  Net debt issuance costs at December 31, 2014 and 2013 reflect the issuance of the 12½% Second Lien Notes in December 2012 and July 2011 and the issuance of the 10% First Lien Notes in November 2013.  See Note 5 – “Debt”.

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

NOTE 5.  DEBT

Debt consists of the following:

	December 31,
	2014	2013
10% First Lien Notes due 2015	$54,600,000	$54,600,000
12 ½% Second Lien Notes due 2016	125,200,000	125,200,000
Less unamortized discount	(999,116)	(1,603,016)
	$178,800,884	$178,196,984

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

Interest payable and owing as of December 31, 2014, in the amount of $1,365,000, was not paid as of the due date.  Such interest was subsequently paid in connection with a Forbearance Agreement to First Lien Indenture.  See “Note 14. Subsequent Events.”

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

Interest accrued and owing as of January 1, 2015, in the amount of $7,825,000, was not paid on its due date and, as a result, the Second Lien Notes are in default and are included as a current liability in the accompanying consolidated financial statements.  The Company and the principal holders of the Second Lien Notes entered into a Forbearance Agreement to Second Lien Debenture in January 2015.  See “Note 14- Subsequent Events.”

NOTE 6. – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

See Note 7 – “Fair Value Measurements” for a discussion of the methods and assumptions used to estimate the fair values of our commodity derivative instruments.

The Company utilizes hedge accounting for our commodity derivative instruments, which are designated as cash flow hedges.

Counterparty Credit Risk

Commodity derivative instruments expose us to counterparty credit risk.  The Company’s commodity derivative instruments were with one and two counterparties at December 31, 2014 and 2013, respectively. We monitor and manage our level of financial exposure with respect to the counterparties we use.  Our commodity derivative contracts are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net settled at the time of election.

We monitor the creditworthiness of our commodity derivatives counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk.

As of December 31, 2014, the Company had the following hedge contracts outstanding:

	Beginning	Ending	Fixed	Strike		Total
Instrument	Date	Date	Price	Price	Premium	Bbls
Covered Call	April 1, 2014	March 31, 2015	$-	$103.30	$6.80	22,500
						22,500

The following table presents the fair value of the Company’s commodity derivative instruments at December 31, 2014 and 2013:

	December 31,
Description	2014	2013
Current liabilities
Commodity derivatives	$117	$837,758
	$117	$837,758

	December 31,
Description	2014	2013
Long-term liabilities
Commodity derivatives	$-	$182,174
	$-	$182,174

The following tables present the effect of commodity derivative instruments on our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
Description	2014	2013
Unrealized mark-to-market loss	$(117)	$(1,019,932)
Realized gain (loss) on settlements	1,550,754	(681,637)
Total gain (loss) on commodity derivative instruments	$1,550,637	$(1,701,569)

	For the Year Ended December 31,
Description	2014	2013
Unealized mark-to-market gain(loss) in other comprehensive income (loss)	$-	$171,086
Total other comprehensive income (loss)	$-	$171,086

NOTE 7. – FAIR VALUE MEASUREMENTS

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

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of December 31, 2014:

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Commodity derivatives	$	$117	$	$117
	$	$117	$	$117

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of December 31, 2013:

Description	Level 1	Level 2	Level 3	Total
Liabilities:
Commodity derivatives	$	$1,019,932	$	$1,019,932
	$	$1,019,932	$	$1,019,932

The Company uses various commodity derivative instruments, including fixed price swaps.  We consider the fair value of our commodity derivative instruments to be level 2 on the fair value hierarchy.  The fair value of commodity derivatives is determined using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data.

NOTE 8.  OIL AND GAS ASSETS

Property and equipment consisted of the following:

	December 31,
	2014	2013
Oil and gas properties (proved):
Gross oil and gas properties (proved)	$301,399,079	$286,441,663
Accumulated depreciation, depletion, amortization and impairment	(225,896,843)	(100,381,317)
Net oil and gas properties (proved)	75,502,236	186,060,346
Other property and equipment	1,031,779	892,694
Accumulated depreciation and amortization	(819,558)	(707,379)
Net other property and equipment	212,221	185,315
Net property and equipment	$75,714,457	$186,245,661

At December 31, 2014, there were $1,617,635 in costs associated with prospects, primarily federal leases in the shallow Gulf of Mexico shelf, which were included in oil and gas properties, but were not yet included in the depletion calculation.

During the year ended December 31, 2014, the Company recorded impairment expense in the amount of $107,774,206.  The impairment expense during 2014 reflected the reclassification of certain reserves out of the proved undeveloped category and into the probable category due to application of the SEC’s “five year rule” and the steep decline in commodity prices which resulted in the expected undiscounted future cash flows at a producing field level to be less than the unamortized capitalized cost of assets in several fields.

During the year ended December 31, 2013, The Company recorded impairment expense in the amount $2,179,075. Impairment expense during 2013 related to the loss of a lease, and associated reserves, at one field.

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

At December 31, 2014 and 2013, the amount of the escrow account totaled $5.6 million and $5.5 million, respectively and is shown as other assets on the Company’s balance sheet.   See Note 4 – “Other Assets”.

During the years ended December 31, 2014 and 2013, downward revisions in the asset retirement obligations relating to certain properties exceeded the carrying amounts of the properties.  Accordingly, during the years ended December 31, 2014 and 2013 the excess amounts, totaling $75,178 and $564,719, respectively, were recognized as gains.

During the year ended December 31, 2013, plugging and abandonment costs related to two properties exceeded the amounts reflected in the asset retirement obligation liability.  The wells plugged were the deepest and highest pressure wells in our entire inventory of wells to be plugged and included certain unanticipated conditions.  Accordingly, during the year ended December 2013, the excess amount, which was $701,241 was recognized as a loss.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2012	$17,071,936
Accretion expense	2,552,381
Additions	62,808
Revisions	(6,509,866)
Settlements	(527,801)
Balance at December 31, 2013	$12,649,458
Accretion expense	1,793,865
Additions	24,766
Revisions	1,929,715
Settlements	-
Balance at December 31, 2014	$16,397,804

NOTE 10.   COMMITMENTS AND CONTINGENCIES

Contractual Commitments

We have commitments under a non-cancellable operating lease agreements for our offices in Houston, Texas and Covington, Louisiana.

Rent expense with respect to our lease commitments for office space for the years ended December 31, 2014 and 2013 was $262,250 and $244,648, respectively.

We have certain plugging and abandonment, reclamation, restoration, and clean up liabilities and obligations related to our oil and gas properties. To secure these liabilities, we maintain $7,750,000 in letters of credit.  The letters of credit are secured by cash collateral.

At December 31, 2014, total minimum commitments from debt, long-term non-cancelable operating leases, asset retirement obligations and other purchase obligations are as follows:

	Payments due by period
	Total	2015	2016 – 2017	2018 – 2019	Thereafter
Debt	$188,990,000	$188,990,000	$-	$-	$-
Operating leases	432,667	168,167	264,500	-	-
Asset retirement obligations	56,239,500	-	5,695,000	348,000	50,196,500
Total	$245,662,167	$189,158,167	$5,959,500	$348,000	$50,196,500

Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business. At December 31, 2014, except as noted, the Company’s management was not aware, and as of the date of this report is not aware of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

The Harvest Group, LLC, et al. v. Brian Carl Albrecht; Harvest Operating LLC v. The Harvest Group, LLC, et al.

In February 2010, the Company filed a complaint in the United States Bankruptcy Court for the Western District of Louisiana against Barry Ray Salsbury, Brian Carl Albrecht, Shell Sibley, Willie Willard Powell and Carolyn Monica Greer, each being former owners of The Harvest Group LLC and/or Harvest Oil & Gas, LLC. The complaint alleged breach of the Purchase and Sale Agreements with the former owners arising from the underpayment or nonpayment of royalties to the State of Louisiana for periods prior to the Company’s acquisition of the Harvest Companies and related claims for damages. The claims against all parties other than Brian Carl Albrecht were subsequently settled and the claim against Mr. Albrecht was converted to an arbitration proceeding.

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

The Company believes that the award based on the pipeline use claim is wholly unsupported by the facts or the law.  In November 2014, Saratoga filed a motion with the arbitrator to reconsider and clarify the arbitration award.  Separately, in November 2014, Saratoga filed a Motion for Clarification and Remittitur in the 19th District Court of East Baton Rouge Parish, Louisiana. Both the motion with the arbitrator and the Motion in the District Court seek to vacate the arbitrator’s award relating to the pipeline claim on multiple grounds.  In December 2014, the arbitrator agreed to hear arguments as to the authority and grounds for reconsidering the arbitration award and the arbitrator’s decision in that matter is pending.

Also, in November 2014, Saratoga filed a separate cause of action against Brian Albrecht in the 24th District Court of Jefferson Parish, Louisiana.  The cause of action alleges breach of contract on the part of Mr. Albrecht and seeks damages in an amount equal to those awarded in the above arbitration proceeding.  Saratoga asserts that the Purchase and Sale Agreement under which Saratoga secured beneficial ownership of the pipeline that is subject of the arbitration proceeding and the claims of Harvest Operating was illusory in that, if the reasoning of the arbitration award were to stand, Saratoga would not have received the rights associated with beneficial ownership and control of the pipeline and that, by withholding from Saratoga the ordinary rights associated with ownership of the pipeline, Mr. Albrecht was in breach of the terms of the Purchase and Sale Agreement.

NOTE 11.   COMMON STOCK

Net Income per Common Share

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended December, 31
	2014	2013
Income (loss) attributable to common stock	$(143,911,025)	$(26,394,459)

Weighted average number of shares outstanding, basic	30,967,533	30,932,541
Incremental shares from assumed conversion of dilutive stock options and warrants	-	-
Weighted average number of shares outstanding, diluted:	30,967,533	30,932,541

Net Income (loss) per share, basic	(4.65)	(0.85)
Net Income (loss) per share, diluted	(4.65)	(0.85)

Number of antidilutive stock options and warrants excluded from calculation above	1,799,498	1,754,497

Common Stock Activity

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

During the year ended December 31, 2014, the Company issued an aggregate of 40,000 shares of common stock upon the exercise of outstanding stock options by a former employee.  The shares were issued for gross proceeds of $61,200, or $1.53 per share.  See “-Stock Option Activity” below.

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

During the year ended December 31, 2014, stock options to purchase 40,000 shares of common stock at $1.53 per share were exercised for cash proceeds totaling $61,200.

Stock based compensation expense attributable to common shares and grants of options was $528,330 and $1,001,160, during the years ended December 31, 2014 and 2013, respectively.  The unamortized amount of stock-based compensation that had not been recorded was $286,407 and $614,885 as of December 31, 2014 and 2013, respectively.

The following table presents the options outstanding at December 31, 2014:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	784,000	$3.66	$3.65	6.5	$474,240
Granted	830,000	2.60	1.32	5.2	-
Exercised	(6,500)	1.53	1.53	-	-
Forfeited	-	-	-	-	-
Outstanding at December 31, 2013	1,607,500	$3.13	$2.46	5.4	$39,000
Granted	525,000	1.40	0.91	6.4	-
Exercised	(40,000)	1.53	1.53	-	-
Forfeited	(440,000)	3.21	3.12	-	-
Outstanding at December 31, 2014	1,652,500	2.59	1.81	4.8	-
Exercisable at December 31, 2014	1,045,000	$3.03	$2.18	4.4	$-

____________________

(1)

The intrinsic value of an option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option. On December 31, 2014, the last reported sales price of our common stock on the NYSE MKT was $0.217 per share.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

Options Outstanding and Exercisable
Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)
$0.36	50,000	$0.02	0.20
1.30	50,000	0.06	0.30
1.39	10,000	0.01	0.01
1.53	20,000	0.03	0.11
1.71	2,500	0.04	0.01
1.72	30,000	0.05	0.16
1.89	52,500	0.09	0.32
2.18	105,000	0.22	0.55
2.34	5,000	0.01	0.03
2.42	20,000	0.05	0.10
2.75	30,000	0.08	0.18
3.00	435,000	1.25	1.54
3.05	70,000	0.20	0.21
4.62	30,000	0.13	0.11
5.11	30,000	0.15	0.11
6.65	105,000	0.67	0.45
	1,045,000	$3.03	4.39

Warrant Activity

In May and July 2013 service providers exercised warrants, originally issued in 2008, to purchase 35,000 shares of common stock at prices ranging from $0.17 to $1.75 per share for total proceeds of $13,850.

The following table presents the warrants outstanding at December 31, 2014:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2012	572,628	$5.14	$3.22	0.8	$132,900
Granted	-	-	-	-	-
Exercised	(35,000)	0.40	0.22	-	-
Forfeited	(390,630)	5.00	2.69	-	-
Outstanding at December 31, 2013	146,998	$6.64	$5.33	0.8	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at December 31, 2014	146,998	$6.64	$5.33	0.36	$-
Exercisable at December 31, 2014	146,998	$6.64	$5.33	0.36	$-

_____________________

(1)

The intrinsic value of a warrant is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the warrant. On December 31, 2014, the last reported sales price of our common stock on the NYSE MKT was $0.217 per share.

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2014:

Warrants Outstanding and Exercisable
Exercise Price	Number of Shares Underlying Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)
$3.00	40,000	$0.82	0.08
8.00	106,998	5.82	0.28
	146,998	$6.64	0.36

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

Our provision (benefit) for income taxes at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Current:
Federal	$-	$-
State	189,855	130,881
	189,855	130,881

Deferred:
Federal	-	8,499,575
State	-	-
	-	8,499,575
Total tax provision (benefit)	$189,855	$8,630,456

The U.S. federal statutory income tax rate is reconciled to the effective rate at December 31, 2014 and 2013 as follows:

	2014	2013
Income tax expense at U.S. federal statutory rate	35.0%	35.0%
Valuation allowance	(35.0)%	(77.9)%
State and local income taxes, net of federal income tax benefit	-	-
Permanent differences	-	(0.4)%
Temporary differences	(0.1)%	(5.3)%
Effective tax rate	(0.1)%	(48.6)%

The components of the net deferred tax assets (liabilities) at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax asset
Net operating loss	$40,218,636	$25,864,942
Stock-based compensation	2,712,889	2,527,973
Debt issuance cost (amortization)	1,245,012	1,245,012
Depletion on oil and gas properties	19,784,120	-
Derivatives	416,856	59,880
Depreciation and amortization	(6,802)	(12,970)
Capital loss carryover	94,936	94,936
Charitable contributions	14,588	14,588
Total deferred tax assets	64,480,235	29,794,361
Deferred tax liability
Depletion on oil and gas properties	-	15,956,511
Total deferred tax liabilities	-	15,956,511
Less: valuation allowance	64,480,235	13,837,850
Deferred tax asset (liability)	$-	$-

At December 31, 2014, we had $114.9 million of federal net operating loss, or NOL, carryforwards; the federal NOL carryforwards have expiration dates through the year 2034.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized.  Otherwise, a valuation allowance is applied against deferred tax assets reducing the value of such assets.  Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income.  Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.  Oil and gas price estimates are a key component used in the determination of our ability to realize the expected future benefit of our deferred tax assets. To the extent that future taxable income differs significantly from estimates as a result of a decline in oil and gas prices or other factors, our ability to realize the deferred tax assets could be impacted.  Additionally, significant future issuances of common stock or common stock equivalents could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets.  At December 31, 2014, a valuation allowance was provided for the entire balance of the net deferred tax asset in the amount of $64,190,333.

NOTE 13.  SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

Capitalized costs for our oil and gas producing activities consisted of the following at December 31, 2014 and 2013:

	2014	2013
Proved properties	$301,399,079	$286,441,663
Unproved properties	-	-
	301,399,079	286,441,663
Accumulated depreciation, depletion, amortization and impairment	(225,896,843)	(100,381,317)
Net capitalized costs	$75,502,236	$186,060,346

Costs incurred for oil and gas property acquisitions, exploration and development for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Acquisitions of properties:
Proved	$-	$1,380,000
Unproved	-	-
Exploration and dry hole costs	706,904	900,255
Development	12,927,757	29,790,284
	$13,634,661	$32,070,539

The following table sets forth the consolidated results of operations for the years ended December 31, 2014 and 2013:

	2014	2013
Oil and gas revenues	$52,325,716	$68,696,055
Lease operating expense	(24,631,620)	(21,685,103)
Workover expense	(4,537,031)	(2,475,541)
Exploration expense	(706,904)	(900,255)
Loss on plugging and abandonment	-	(701,241)
Depreciation, depletion and amortization	(17,853,499)	(17,269,349)
Impairment expense	(107,774,206)	(2,179,075)
Accretion expense	(1,793,865)	(2,552,381)
Gain on revision of asset retirement obligations	75,178	564,719
Severance taxes	(3,649,814)	(7,274,808)
Income before income taxes	(108,546,045)	14,223,021
Income tax benefit (provision)	(189,855)	(8,630,456)
Results of operations for oil and gas producing activities (excluding Corporate overhead and financing costs)	$(108,735,900)	$5,592,565

Proved Oil and Gas Reserves

Proved oil and gas reserves for the Company’s Louisiana properties were estimated by independent petroleum engineers.  Proved reserves for the Company’s Gulf of Mexico properties were estimated internally.  The reserves were based on the following assumptions:

•

Future revenues were based on an unweighted 12-month average of the first-day-of-the-month price held constant throughout the life of the properties.

•

Production and development costs were computed using year-end costs assuming no change in present economic conditions.

•

Future net cash flows were discounted at an annual rate of 10%.

Reserve estimates are inherently imprecise and these estimates are expected to change as future information becomes available.

The following summarizes our estimated total net proved reserves for the years in the two-year period ended December 31, 2014:

	Gas (Mcf)	Oil (Bbls)	Boe
For the year ended December 31, 2013
Beginning of year	52,918,300	8,406,600	17,226,317
Acquisition of reserves	8,834,500	1,268,000	2,740,417
Discoveries and extensions	3,011,500	261,200	763,116
Improved recovery	-	-	-
Revisions	(15,569,000)	(92,900)	(2,687,733)
Production	(1,198,800)	(603,600)	(803,400)
End of year	47,996,500	9,239,300	17,238,717
Proved developed reserves
Beginning of year	9,159,500	2,809,200	4,335,783
End of year	6,880,800	3,245,700	4,392,500

For the year ended December 31, 2014
Beginning of year	47,996,500	9,239,300	17,238,717
Acquisition of reserves	-	-	-
Discoveries and extensions	-	-	-
Improved recovery	-	-	-
Revisions	(20,467,200)	(2,935,300)	(6,346,500)
Production	(950,100)	(511,700)	(670,050)
End of year	26,579,200	5,792,300	10,222,167
Proved developed reserves
Beginning of year	6,880,800	3,245,700	4,392,500
End of year	5,204,700	2,898,500	3,765,950

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

The standardized measure of discounted future net cash flows from our estimated proved oil and gas reserves is as follows:

(dollars in thousands)	2014	2013
Future cash inflows	$704,959	$1,213,823
Future production costs	(242,110)	(297,786)
Future development costs	(167,409)	(255,309)
Future net cash flows before income taxes	295,440	660,728
Future income tax expense	(35,150)	(181,935)
Future net cash flows before 10% discount	260,290	478,793
10% annual discount for estimating timing of cash flows	(71,495)	(178,003)
Standardized measure of discounted future net cash flows	$188,795	$300,790

Set forth in the table below is a summary of the changes in the standardized measure of discounted future net cash flows for our proved oil and gas reserves:

(dollars in thousands)	2014	2013
Beginning of year	$300,790	$292,685
Sales of oil and gas produced, net of production costs	(19,507)	(37,261)
Net change in prices and production costs	(66,042)	33,720
Extension, discoveries, and improved recovery, less related costs	-	18,639
Development costs incurred during the year	2,938	8,230
Net change in estimated future development costs	5,194	13,418
Revisions of previous quantity estimates	(209,654)	(87,642)
Net change from acquisitions of minerals in place	-	37,224
Net change in income taxes	89,473	4,235
Accretion of discount	41,075	40,688
Changes in timing and other	44,528	(23,146)
End of year	$188,795	$300,790

NOTE 14.  SUBSEQUENT EVENTS

Forbearance Agreements

On January 30, 2015, the Company, along with its subsidiaries, Lobo Operating, Inc., Lobo Resources, Inc., Harvest Oil & Gas, LLC and The Harvest Group, LLC entered into a forbearance agreement (the “First Lien Forbearance Agreement”) with the holders (the “First Lien Lenders”) of certain notes (the “First Lien Notes”) issued under that certain Indenture dated as of November 22, 2013 (the “First Lien Indenture”), by and among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “First Lien Trustee”).  Also on January 30, 2015, the Company entered into a forbearance agreement (the “Second Lien Forbearance Agreement”) with the holders (the “Second Lien Lenders”) of seventy-five percent (75%) or more in principal amount of the notes (the “Second Lien Notes”) issued under that certain Indenture dated as of July 12, 2011 (as supplemented or amended, the “Second Lien Indenture”), by and among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Second Lien Trustee”).

The First Lien Forbearance Agreement and the Second Lien Forbearance Agreement were entered into following (i) the Company’s failure to pay to the First Lien Lenders an interest installment in the amount of $1.3 million scheduled for payment on December 31, 2014, and constituting a default if not paid by January 30, 2015 (the “Anticipated First Lien Default”), and (ii) the Company’s failure to pay to the Second Lien Lenders an interest installment in the amount of $7.9 million scheduled for payment on January 1, 2015, and constituting a default if not paid by February 2, 2015 (the “Anticipated Second Lien Default,” and, together with the Anticipated First Lien Default, the “Specified Defaults”).

The Company has received confirmation from the First Lien Lenders that they hold more than 75% of the principal amount of the outstanding Second Lien Notes and have each agreed, during the Forbearance Period (as defined below), not to provide any direction to the Second Lien Trustee or to take any steps to enforce any rights of the Second Lien Trustee or the holders of Second Lien Notes occasioned by the failure of the Company to make the January 1, 2015 interest payment.

Pursuant to the First Lien Forbearance Agreement, the First Lien Lenders have agreed to forbear, until the earlier of March 16, 2015 or the occurrence of certain defaults defined in the First Lien Forbearance Agreement (the “Forbearance Period”), from exercising certain of their default-related rights and remedies against the Company with respect to the Specified Defaults in order to permit the Company an opportunity to effectuate a restructuring/refinancing or implement operational improvements.

Under the terms of the First Lien Forbearance Agreement, among other things, the Company agreed to (i) pay, by February 2, 2015, the December 31, 2014 interest payment owing to the First Lien Lenders, with interest at the default rate, in the amount of $1,378,650; (ii) pay expenses incurred by the First Lien Lenders in connection with the Forbearance Agreement, including paying a retainer to counsel for the First Lien Lenders; (iii) retain, by March 2, 2015, a financial advisor acceptable to the First Lien Lenders on terms acceptable to the First Lien Lenders; (iv) deliver to the First Lien Lenders a 6-week operating budget in form and methodology acceptable to the First Lien Lenders and to abide by that budget within permitted variances; (v) deliver to the First Lien Lenders, not later than March 2, 2015, certain financial, operating and other information and, not later than March 15, 2015, a two year business plan and 2015 budget; and (vi) cause its officers, financial advisors, investment bankers and others to furnish information reasonably requested by the First Lien Lenders.

Any breach by the Company of any covenant in the First Lien Forbearance Agreement, or the commencement of any bankruptcy, insolvency or creditor relief proceedings by or with respect to the Company, will constitute an event of default under the First Lien Forbearance Agreement.

Pursuant to the Second Lien Forbearance Agreement, the Second Lien Lenders have agreed to forbear, during the Forbearance Period, from exercising certain of their default-related rights and remedies against the Company with respect to the Specified Defaults in order to permit the Company an opportunity to effectuate a restructuring/refinancing or implement operational improvements. Second Lien Forbearance Agreement is substantially identical to the First Lien Forbearance Agreement except that the January 1, 2015 interest payment on the First Lien Notes is not required to be made.

On March 16, 2015, the Company entered into amendments to the First Lien Forbearance Agreement and the Second Lien Forbearance Agreement, extending the Forbearance Period to April 30, 2015.

Stock Option Grants

In February 2015, the Company granted stock options to three employees to purchase an aggregate of 75,000 shares of common stock.  The options vest over two years and are exercisable for a term of seven years.

Advisory Agreement

In March 2015, pursuant to the terms of the Forbearance Agreements, the Company entered into an engagement letter (the “Engagement Letter”) with Conway MacKenzie Management Services, LLC (“CMS”).  Pursuant to the Engagement Letter, the Company appointed principals of CMS to the Interim Chief Financial Officer and Strategic Alternatives Officer positions.  Those officers are engaged to assist the Company in connection with its efforts to restructure or repay the First Lien Notes and Second Lien Notes.  The Company will pay CMS a fee of $50,000 per month for services of the Interim Chief Financial Officer and pay hourly fees for services of other CMS personnel.