Form 10-Q
period 2015-03-31
SARATOGA RESOURCES INC /TX
filed 2015-05-20
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of May 14, 2015, we had 30,986,601 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$5,708,152	$10,911,070
Accounts receivable	2,969,669	3,778,808
Prepaid expenses and other	1,121,825	1,006,758
Other current asset	1,874,910	150,000
Total current assets	11,674,556	15,846,636

Property and equipment:
Oil and gas properties - proved (successful efforts method)	301,561,285	301,399,079
Other	1,031,779	1,031,779
	302,593,064	302,430,858
Less: Accumulated depreciation, depletion and amortization	(229,464,795)	(226,716,401)
Total property and equipment, net	73,128,269	75,714,457

Other assets, net	16,476,436	20,350,655
Total assets	$101,279,261	$111,911,748

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,851,235	$6,722,116
Revenue and severance tax payable	2,095,401	2,711,229
Accrued liabilities	17,358,778	13,006,617
Derivative liabilities – short term	-	117
Short-term notes payable	614,155	329,964
First lien notes, net of unamortized discount of $63,956 and $151,169, respectively	54,536,044	54,448,831
Second lien notes, net of unamortized discount of $358,746 and $847,947, respectively	124,841,254	124,352,053
Total current liabilities	202,296,867	201,570,927

Long-term liabilities:
Asset retirement obligation	16,939,106	16,397,804
Total long-term liabilities	16,939,106	16,397,804

Commitment and contingencies (see notes)

Stockholders' deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized 30,986,601 shares issued and outstanding at March 31, 2015 and December 31, 2014	30,987	30,987
Additional paid-in capital	78,851,360	78,754,854
Retained deficit	(196,839,059)	(184,842,824)

Total stockholders' deficit	(117,956,712)	(106,056,983)

Total liabilities and stockholders' deficit	$101,279,261	$111,911,748

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Revenues:
Oil and gas revenues	$6,330,462	$10,602,991
Oil and gas hedging	117	1,061,123
Other revenues	71,385	76,175

Total revenues	6,401,964	11,740,289

Operating Expense:
Lease operating expense	4,008,007	5,492,815
Workover expense	18,978	2,192,186
Exploration expense	19,098	221,352
Depreciation, depletion and amortization	2,748,394	2,742,059
Accretion expense	595,562	448,466
General and administrative	1,887,412	2,352,570
Severance taxes	580,204	500,750

Total operating expenses	9,857,655	13,950,198

Operating loss	(3,455,691)	(2,209,909)

Other income (expense):
Interest income	4	16,321
Interest expense	(8,515,048)	(6,013,533)

Total other expense	(8,515,044)	(5,997,212)

Net loss before income taxes	(11,970,735)	(8,207,121)

Income tax expense	25,500	82,066

Net loss	$(11,996,235)	$(8,289,187)

Other Comprehensive income (loss)
Unrealized gain on derivative instruments	-	100,353
Total comprehensive loss	$(11,996,235)	$(8,188,834)

Net loss per share:
Basic	$(0.39)	$(0.27)
Diluted	$(0.39)	$(0.27)

Weighted average number of common shares outstanding:
Basic	30,986,601	30,946,601
Diluted	30,986,601	30,946,601

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,996,235)	$(8,289,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	2,748,394	2,742,059
Accretion expense	595,562	448,466
Amortization of debt issuance costs	2,352,150	589,306
Amortization of debt discount	576,414	143,127
Stock-based compensation	96,506	6,029
Unrealized gain on hedges	(117)	(1,092,960)
Changes in operating assets and liabilities:
Accounts receivable	809,139	(439,237)
Prepaids and other	567,327	352,166
Accounts payable	(2,950,057)	150,078
Revenue and severance tax payable	(615,828)	(13,349)
Payments to settle asset retirement obligations	(54,260)	-
Accrued liabilities	4,352,161	(4,118,957)
Net cash used in operating activities	(3,518,844)	(9,522,459)

Cash flows from investing activities:
Additions to oil and gas property	(1,083,030)	(2,293,169)
Additions to other property and equipment	-	(7,727)
Other assets	(202,841)	(13,559)
Net cash used in investing activities	(1,285,871)	(2,314,455)

Cash flows from financing activities:
Repayment of short-term notes payable	(398,203)	(338,512)
Net cash used in financing activities	(398,203)	(338,512)

Net decrease in cash and cash equivalents	(5,202,918)	(12,175,426)
Cash and cash equivalents - beginning of period	10,911,070	32,547,380
Cash and cash equivalents - end of period	$5,708,152	$20,371,954

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$49,566
Cash paid for interest	1,385,287	9,190,000

Non-cash investing and financing activities:
Unrealized gain on derivative instruments	$-	$100,353
Accounts payable for oil and gas additions	-	(941,459)
Accrued liabilities for oil and gas additions	-	(46,768)
Prepaid insurance financed with debt	682,394	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

March 31, 2015

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

These financial statements should be read in conjunction with the financial statements and footnotes which are included as part of the Company’s Form 10-K for the year ended December 31, 2014.

Reclassifications of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $5,458,152 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America which contemplate the continuation of the Company as a going concern.  During the three months ended March 31, 2015, the Company incurred a loss from operations of $3,455,691, had negative cash flow from operations of $3,518,844, and has a working capital deficit of $190,622,311 at March 31, 2015.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During three months ended March 31, 2015 and 2014, we did not recognize any impairment expense.

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

Counterparty Credit Risk

Commodity derivative instruments expose us to counterparty credit risk.  Our commodity derivative instruments were with one counterparty at December 31, 2014.  We monitor and manage our level of financial exposure with respect to the counterparties we use.  Our commodity derivative contracts are executed under master agreements which allow us, in the event of default, to elect early termination of all contracts with the defaulting counterparty.  If we choose to elect early termination, all asset and liability positions with the defaulting counterparty would be net settled at the time of election.

We monitor the creditworthiness of our commodity derivatives counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk.

As of March 31, 2015, the Company had no hedge contracts outstanding.

The following table presents the fair value of the Company’s commodity derivative instruments at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
Description	2015	2014
Current liabilities:
Commodity derivatives	$-	$117
	$-	$117

The following tables present the effect of commodity derivative instruments on our consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015 and 2014:

	For the Three months Ended March 31,
Description	2015	2014
Unrealized mark-to-market gain	$-	$1,092,960
Realized gain (loss) on settlements	117	(31,837)
Total gain (loss) on commodity derivative instruments	$117	$1,061,123

	For the Three months Ended March 31,
Description	2015	2014
Unrealized mark-to-market gain (loss) in other comprehensive income	$-	$100,353
Total other comprehensive income	$-	$100,353

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

The Company had no assets or liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of March 31, 2015.

The following table presents the Company’s assets and liabilities recognized in the balance sheet and measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Liabilities:
Commodity derivatives	$-	$117	$-	$117
	$-	$117	$-	$117

The Company uses various commodity derivative instruments, including fixed price swaps.  We consider the fair value of our commodity derivative instruments to be level 2 on the fair value hierarchy.  The fair value of commodity derivatives is determined using adjusted exchange prices, prices provided by brokers or pricing service companies that are all corroborated by market data.

NOTE 5 – OTHER ASSETS

Other assets consist of the following:

	March 31,	December 31,
	2015	2014
Site specific trust accounts - P&A escrow	$5,564,129	$5,564,129
Debt issuance cost, net	-	4,077,060
Restricted cash – P&A bond	10,628,903	10,628,903
Other	283,404	80,563
	$16,476,436	$20,350,655

Site Specific Trust Accounts – P&A Escrow

The Company maintains an escrow agreement that has been established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed in the acquisition of oil and gas properties in certain fields.  Changes in the escrow accounts reflect additional contributions and interest earned during 2015.  See Note 9 – “Asset Retirement Obligations”.

Debt Issuance Costs, Net

The Company capitalizes certain debt issuance costs and amortizes those costs as additional interest expense over the lives of the associated debt.  Net debt issuance costs at March 31, 2015 and December 31, 2014 reflect the issuance of the 12½% Second Lien Notes in December 2012 and July 2011 and the issuance of the 10% First Lien Notes in November 2013.  See Note 10 – “Debt”.

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

Stock Option Activity

In February 2015, the Company’s board of directors approved a stock option grant to purchase an aggregate of 30,000 shares of common stock to an executive officer.  The options are exercisable for a term of seven years at $0.21 per share and vest 1/3 after six months and 1/3 on each of the first two grant date anniversaries.  The grant date value of the options was $3,900.  The options were valued using the Black-Scholes model with the following assumptions: 84% volatility; 4.1 year estimated life; zero dividends; 1.28% discount rate; and, quoted stock price and exercise price of $0.21.

In February 2015, the Company’s management approved a stock option grant to purchase an aggregate of 30,000 shares of common stock to a non-executive employee.  The options are exercisable for a term of seven years at $0.21 per share and vest 1/3 after six months and 1/3 on each of the first two grant date anniversaries.  The grant date value of the options was $3,900.  The options were valued using the Black-Scholes model with the following assumptions: 84% volatility; 4.1 year estimated life; zero dividends; 1.28% discount rate; and, quoted stock price and exercise price of $0.21.

In February 2015, the Company’s management approved a stock option grant to purchase an aggregate of 15,000 shares of common stock to a non-executive employee.  The options are exercisable for a term of seven years at $0.27 per share and vest 1/3 on each of the first three grant date anniversaries.  The grant date value of the options was $2,700.  The options were valued using the Black-Scholes model with the following assumptions: 86% volatility; 4.5 year estimated life; zero dividends; 1.57% discount rate; and, quoted stock price and exercise price of $0.27.

The following table summarizes information about stock option activity and related information for the three months ended March 31, 2015:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	1,652,500	$2.59	$1.81	4.8	$-
Granted	75,000	0.22	0.14	6.9	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at March 31, 2015	1,727,500	$2.49	$1.74	4.7	$-
Exercisable at March 31, 2015	1,137,500	$2.98	$2.08	4.1	$-

(1)

The intrinsic value of an option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option. On March 31, 2015, the last reported sales price of our common stock on the NYSE MKT was $0.20 per share.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2014	2014
Share-based compensation expense included in reported net income	$96,506	$6,029
Basic earnings per share effect of share-based compensation expense	$-	$-

As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was $0.2 million. The unrecognized expense is expected to be recognized over a weighted average period of 0.5 years.

NOTE 7 – EQUITY

Common Stock Activity

There was no common stock activity during the three months ended March 31, 2015.

Warrant Activity

The following table summarizes information about stock warrant activity and related information for the three months ended March 31, 2015:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	146,998	$6.64	$5.33	0.4	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at March 31, 2015	146,998	$6.64	$5.33	0.1	$-
Exercisable at March 31, 2015	146,998	$6.64	$5.33	0.1	$-

(1)

The intrinsic value of a warrant is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the warrant. On March 31, 2015, the last reported sales price of our common stock on the NYSE MKT was $0.20 per share.

NOTE 8 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net loss per common share is presented in the tables below:

	For the Three Months Ended March 31,
	2015			2014
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Loss attributable to common stock	$(11,996,235)	30,986,601	$(0.39)	$(8,289,187)	30,946,601	$(0.27)
Effect of Dilutive Securities:
Stock options and other		-			-
Diluted:
Loss attributable to common stock, including assumed conversions	$(11,996,235)	30,986,601	$(0.39)	$(8,289,187)	30,946,601	$(0.27)

NOTE 9 – ASSET RETIREMENT OBLIGATIONS

The Company accounts for plugging and abandonment costs in accordance with FASB Accounting Standards Codification 410-20, Accounting for Asset Retirement Obligations.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2014	$16,397,804
Accretion expense	595,562
Additions	-
Revisions	-
Settlements	(54,260)
Balance at March 31, 2015	$16,939,106

NOTE 10 – DEBT

Debt consists of the following:

	March 31,	December 31
	2015	2014
10% First Lien Notes due 2015	$54,600,000	$54,600,000
12 ½% Second Lien Notes due 2016	125,200,000	125,200,000
Less unamortized discount	(422,702)	(999,116)
	$179,377,298	$178,800,884

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

Interest accrued and owing as of December 31, 2014, in the amount of $1,365,000, was not paid as of the due date.  Such interest was subsequently paid in connection with a Forbearance Agreement to First Lien Indenture (see below).  Interest accrued and owing as of March 31, 2015, in the amount of $1,365,000, has not been paid and, as a result, the First Lien Notes are in default and are included as a current liability in the accompany consolidated financial statements.

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

Interest accrued and owing as of January 1, 2015, in the amount of $7,825,000, has not been paid and, as a result, the Second Lien Notes are in default and are included as a current liability in the accompanying consolidated financial statements.  The Company and the principal holders of the Second Lien Notes entered into a Forbearance Agreement to Second Lien Debenture in January 2015.  See below.

Forbearance Agreements

On January 30, 2015, the Company, along with its subsidiaries, Lobo Operating, Inc., Lobo Resources, Inc., Harvest Oil & Gas, LLC and The Harvest Group, LLC entered into a forbearance agreement (the “First Lien Forbearance Agreement”) with the holders (the “First Lien Lenders”) of certain notes (the “First Lien Notes”) issued under that certain Indenture dated as of November 22, 2013 (the “First Lien Indenture”), by and among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “First Lien Trustee”).  Also on January 30, 2015, the Company entered into a forbearance agreement (the “Second Lien Forbearance Agreement” and, together with the First Lien Forbearance Agreement, the “Forbearance Agreements”) with the holders (the “Second Lien Lenders”) of seventy-five percent (75%) or more in principal amount of the notes (the “Second Lien Notes”) issued under that certain Indenture dated as of July 12, 2011 (as supplemented or amended, the “Second Lien Indenture”), by and among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Second Lien Trustee”).

The Forbearance Agreements were entered into following (i) the Company’s failure to pay to the First Lien Lenders an interest installment in the amount of $1.3 million scheduled for payment on December 31, 2014, and constituting a default if not paid by January 30, 2015 (the “Anticipated First Lien Default”), and (ii) the Company’s failure to pay to the Second Lien Lenders an interest installment in the amount of $7.9 million scheduled for payment on January 1, 2015, and constituting a default if not paid by February 2, 2015 (the “Anticipated Second Lien Default,” and, together with the Anticipated First Lien Default, the “Specified Defaults”).

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

Pursuant to the Second Lien Forbearance Agreement, the Second Lien Lenders agreed to forbear, during the Forbearance Period, from exercising certain of their default-related rights and remedies against the Company with respect to the Specified Defaults in order to permit the Company an opportunity to effectuate a restructuring/refinancing or implement operational improvements. Second Lien Forbearance Agreement is substantially identical to the First Lien Forbearance Agreement except that the January 1, 2015 interest payment on the First Lien Notes was not required to be made.

On March 16, 2015, the Company entered into amendments to the Forbearance Agreements extending the Forbearance Period to April 30, 2015.  Subsequent to March 31, 2015, the Company entered into further amendments to the Forbearance Agreements.  See “Note 12 – Subsequent Events.”

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business. At March 31, 2015, except as described below, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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

In November 2014, Saratoga filed a motion with the arbitrator to reconsider and clarify the arbitration award.  Separately, in November 2014, Saratoga filed a Motion for Clarification and Remittitur in the 19th District Court of East Baton Rouge Parish, Louisiana. Both the motion with the arbitrator and the Motion in the District Court sought to vacate the arbitrator’s award relating to the pipeline claim on multiple grounds.  In December 2014, the arbitrator agreed to hear arguments as to the authority and grounds for reconsidering the arbitration award and the arbitrator’s decision in that matter is pending.  Subsequent to March 31, 2015, the motion before the arbitrator to vacate the arbitration award was denied and the 19th District Court entered a final judgment denying Saratoga’s motion to vacate or modify the arbitration award and granted the plaintiff’s motion to confirm the arbitration award.

Also, in November 2014, Saratoga filed a separate cause of action against Brian Albrecht in the 24th District Court of Jefferson Parish, Louisiana.  The cause of action alleges breach of contract on the part of Mr. Albrecht and seeks damages in an amount equal to those awarded in the above arbitration proceeding.  Saratoga asserts that the Purchase and Sale Agreement under which Saratoga secured beneficial ownership of the pipeline that was subject of the arbitration proceeding and the claims of Harvest Operating was illusory in that, based on the reasoning of the arbitration award, Saratoga would not have received the rights associated with beneficial ownership and control of the pipeline and that, by withholding from Saratoga the ordinary rights associated with ownership of the pipeline, Mr. Albrecht was in breach of the terms of the Purchase and Sale Agreement.

NOTE 12 – SUBSEQUENT EVENTS

Forbearance Agreements

On April 30, 2015, the Company entered into amendments to the Forbearance Agreements extending the Forbearance Period to May 8, 2015 subject to a further extension of the Forbearance Period to May 11, 2015 if the Company paid an additional retainer to legal counsel for the First Lien Lenders in the amount of $200,000 and subject to a further extension of the Forbearance Period to May 22, 2015 if the Company appoints an additional independent director designated by the First Lien Lenders.  The payment of an additional legal fee retainer and appointment of an additional director both occurred by the designated dates and the Forbearance Period was extended until May 22, 2015.

On May 18, 2015, the Company entered into further amendments to the Forbearance Agreements extending the Forbearance Period to June 5, 2015.

Appointment of Director

Pursuant to the terms of the April 30, 2015 amendment to the Forbearance Agreements, on May 11, 2015, the Company appointed an additional independent director to the Company’s board of directors and to the independent committee of the board.

Stock Option Grants

In April 2015, the Company granted stock options to a non-executive employee to purchase an aggregate of 60,000 shares of common stock.  The options vest over three years and are exercisable for a term of seven years at a price of $0.23 per share.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the three months ended March 31, 2015, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

The actual results or events may differ materially from those anticipated and as reflected in forward-looking statements included herein. Factors that may cause actual results or events to differ from those anticipated in the forward-looking statements included herein include the Risk Factors described in Item 1A of our Form 10-K for the year ended December 31, 2014.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date, and we will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part 1 of this Form 10-Q, as well as the Risk Factors in Item 1A and the financial statements in Item 8 of Part II of our Form 10-K for the fiscal year ended December 31, 2014.

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploitation, exploration and production of crude oil and natural gas properties.  Our lease holdings totaled approximately 51,500 acres at March 31, 2015, comprised of our principal producing properties covering approximately 31,700 acres in the transitional coastline and protected in-bay environment on parish and state leases of south Louisiana and approximately 19,800 acres of leases in the shallow Gulf of Mexico shelf.

At March 31, 2015, we operated or had interests in 105 producing wells and our principal properties covered approximately 51,500 gross/net acres, more than half of which were held by production without near-term lease expirations, across 13 fields in the transitional coastline and protected in-bay environment on parish and state leases in south Louisiana as well as in the shallow Gulf of Mexico. We own approximately 100% working interest in all our properties, with the only exception being a single well where we have an overriding royalty interest. Our net revenue interests in our properties range from 69% to 82%, with our average net revenue interest on a net acreage leasehold basis being approximately 75%. We operate over 99% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

2015 Developments

Commodity Prices

During the quarter ended March 31, 2015, we continued to be subject to a sharp decline in commodity prices that began during the second half of 2014 with average prices realized from the sale of crude being down to $45.72 per barrel during the 2015 quarter as compared to $102.93 per barrel in the 2014 quarter and average prices realized from the sale of natural gas being down to $3.29 per mcf in the 2015 quarter as compared to $5.90 per mcf in the 2014 quarter.

Drilling and Development Activities

Drilling and development and infrastructure project operations to date in 2015 are summarized as follows:

Development Drilling.  We did not drill any developmental wells during the three months ended March 31, 2015.

Exploratory Drilling.  We did not drill any exploratory wells during the three months ended March 31, 2015.

Recompletion and Workover Program.  During the three months ended March 31, 2015 we did not undertake any recompletions or workovers, however we invested $89,049 in recompletions and workovers that were begun during 2014.

Infrastructure Program.  During the three months ended March 31, 2015, we invested $87,713 in infrastructure improvements and additions to support existing production and anticipated increases in production.

Drilling and Development Plans.  We have an extensive inventory of drilling opportunities, including numerous proved behind pipe and proved undeveloped opportunities as well as a number of exploratory opportunities.  With the drop in commodity prices we have put efforts to drill these prospects on hold.  We expect to resume efforts to seek partners to drill at such time as commodity prices support such efforts.

For the three months ended March 31, 2015, we had approximately 105 gross, and 104 net, wells in production.

Compensation

During the three months ended March 31, 2015, we granted 30,000 stock options to an executive officer at an exercise price of $0.21 per share and a total of 45,000 stock options to two employees at exercise prices ranging from $0.21 to 0.27 per share.

We recorded $96,506 of compensation charges that is reflected in general and administrative expense for the three months ended March 31, 2015 and is attributable to equity grants during 2015 and prior years.

As of March 31, 2015, total compensation cost relating to unvested stock option awards not yet recognized in earnings was approximately $0.2 million, which is expected to be recognized over a weighted average period of approximately 0.5 years.

Operating Costs

During the three months ended March 31, 2015, we continued a program, begun during the fourth quarter of 2014, to decrease lease operating expenses and general and administrative expenses. Cost reduction measures have focused on bringing contract employees in-house, eliminating redundant positions, managing marine transportation, optimizing our chemical program, lowering communications costs, replacing/modifying our compressors, downsizing our Houston office, curtailing expenditures on certain longer term projects and tightening discretionary spending.  Those cost cutting measures are targeted to reduce lease operating expenses and general and administrative expenses by $13.3 million (a 39% decrease), in the aggregate, during 2015 as compared to 2014.  The anticipated cost reductions will be partially offset by additional legal fees, consulting and other expenses incurred pursuant to the Forbearance Agreements and our ongoing efforts to restructure/refinance existing debt.

Forbearance Agreements

On January 30, 2015, we, along with our subsidiaries, Lobo Operating, Inc., Lobo Resources, Inc., Harvest Oil & Gas, LLC and The Harvest Group, LLC (collectively, the “Borrowers”) entered into a forbearance agreement (the “First Lien Forbearance Agreement”) with the holders (the “First Lien Lenders”) of certain notes (the “First Lien Notes”) issued under that certain Indenture dated as of November 22, 2013 (the “First Lien Indenture”), by and among the Borrowers and The Bank of New York Mellon Trust Company, N.A., as trustee (the “First Lien Trustee”).  Also on January 30, 2015, the Borrowers entered into a forbearance agreement (the “Second Lien Forbearance Agreement” and, together with the First Lien Forbearance Agreement, the “Forbearance Agreements”) with the holders (the “Second Lien Lenders”) of seventy-five percent (75%) or more in principal amount of the notes (the “Second Lien Notes”) issued under that certain Indenture dated as of July 12, 2011 (as supplemented or amended, the “Second Lien Indenture”), by and among the Borrowers and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Second Lien Trustee”).

The Forbearance Agreements were entered into following (i) the Borrower’s failure to pay to the First Lien Lenders an interest installment in the amount of $1.4 million scheduled for payment on December 31, 2014, and constituting a default if not paid by January 30, 2015 (the “Anticipated First Lien Default”), and (ii) the Borrower’s failure to pay to the Second Lien Lenders an interest installment in the amount of $7.9 million scheduled for payment on January 1, 2015, and constituting a default if not paid by February 2, 2015 (the “Anticipated Second Lien Default,” and, together with the Anticipated First Lien Default, the “Specified Defaults”).

We received confirmation from the First Lien Lenders that they hold more than 75% of the principal amount of the outstanding Second Lien Notes and have each agreed, during the Forbearance Period (as defined below), not to provide any direction to the Second Lien Trustee or to take any steps to enforce any rights of the Second Lien Trustee or the holders of Second Lien Notes occasioned by the failure of the Borrowers to make the January 1, 2015 interest payment.

Pursuant to the First Lien Forbearance Agreement, the First Lien Lenders agreed to forbear, until the earlier of March 16, 2015 or the occurrence of certain defaults defined in the First Lien Forbearance Agreement (the “Forbearance Period”), from exercising certain of their default-related rights and remedies against the Borrowers with respect to the Specified Defaults in order to permit the Borrowers an opportunity to effectuate a restructuring/refinancing or implement operational improvements.

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

Any breach by the Borrowers of any covenant in the First Lien Forbearance Agreement, or the commencement of any bankruptcy, insolvency or creditor relief proceedings by or with respect to the Borrowers, will constitute an event of default under the First Lien Forbearance Agreement.

Pursuant to the Second Lien Forbearance Agreement, the Second Lien Lenders agreed to forbear, during the Forbearance Period, from exercising certain of their default-related rights and remedies against the Borrowers with respect to the Specified Defaults in order to permit the Borrowers an opportunity to effectuate a restructuring/refinancing or implement operational improvements. Second Lien Forbearance Agreement is substantially identical to the First Lien Forbearance Agreement except that the January 1, 2015 interest payment on the First Lien Notes was not required to be made.

On March 16, 2015, we entered into amendments to the Forbearance Agreements extending the Forbearance Period to April 30, 2015.

On April 30, 2015, we entered into further amendments to the Forbearance Agreements extending the Forbearance Period to May 8, 2015 subject to a further extension of the Forbearance Period to May 11, 2015 if we paid an additional retainer to legal counsel for the First Lien Lenders in the amount of $200,000 and subject to a further extension of the Forbearance Period to May 22, 2015 if we appoint an additional independent director designated by the First Lien Lenders.  The payment of an additional legal fee retainer and appointment of an additional director both occurred by the designated dates and the Forbearance Period was extended until May 22, 2015.

On May 18, 2015, the Company entered into further amendments to the Forbearance Agreements extending the Forbearance Period to June 5, 2015.

Advisory Agreement

In March 2015, pursuant to the terms of the Forbearance Agreements, we entered into an engagement letter (the “Engagement Letter”) with Conway MacKenzie Management Services, LLC (“CMS”).  Pursuant to the Engagement Letter, we appointed principals of CMS to the Interim Chief Financial Officer and Strategic Alternatives Officer positions.  Those officers are engaged to assist in connection with our efforts to restructure or repay the First Lien Notes and Second Lien Notes.  We will pay CMS a fee of $50,000 per month for services of the Interim Chief Financial Officer and pay hourly fees for services of other CMS personnel.

Appointment of Director

Pursuant to the terms of the April 30, 2015 amendment to the Forbearance Agreements, on May 11, 2015, we appointed an additional independent director to our board of directors and to the independent committee of our board.

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended March 31, 2015 decreased by 40.3% to $6.3 million from $10.6 million in the 2014 quarter.

The decrease in revenue was attributable to a 41.0% decrease in oil revenues on a 55.6% decrease in average oil prices realized partially offset by a 32.7% increase in oil production volumes and a 32.2% decline in gas revenues on a 44.2% decrease in average gas prices realized partially offset by a 21.8% increase in gas production volumes, each as compared to the 2014 quarter.

The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes and average sales prices for the three ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues
Oil	$5,718,867	$9,700,842
Gas	611,595	902,149
Total oil and gas revenues	$6,330,462	$10,602,991

Production
Oil (Bbls)	125,096	94,247
Gas (Mcf)	186,135	152,861
Total production (Boe)	156,118	119,724

Average sales price
Oil (per Bbl)	$45.72	$102.93
Gas (per Mcf)	3.29	5.90
Total average sales price (per Boe)	$40.55	$88.56

Oil production was up 30.8 MBbl, or 32.7%, and gas production was up 33.3MMcf, or 21.8%, for the three months ended March 31, 2015 as compared to the same period in 2014.  The increase in production was largely attributable to improved run times during the first quarter of 2015 as compared to the first quarter of 2014.  Average run times and production rates during the first quarter of 2014 were negatively affected by elevated decline rates in certain high production wells, increased water-cut in selected wells, gas lift shortages, mechanical issues and flow line capacity constraints.  Production optimization initiatives and infrastructure improvements undertaken throughout 2014 addressed the principal causes of the decreased run times, gas lift shortages, mechanical issues and flow line capacity constraints, raising production rates to 1,735 Boepd during the first quarter of 2015 from 1,330 Boepd during the first quarter of 2014.

The decrease in realized oil and natural gas prices reflects the steep drop in global hydrocarbon prices during the second half of 2014.  While prices stabilized during the first quarter of 2015, they remained at levels that were significantly lower than in the comparable period in 2014.  We continue to realize a premium pricing on both our crude oil and natural gas production.

Oil and Gas Hedging

For the quarter ended March 31, 2015, we recorded a gain on oil and gas hedging of $117 compared to $1.1 million for the same period in 2014.  All of our oil and gas hedges have expired at March 31, 2015 and we have not entered into any new hedges during 2015 due to the current uncertainty surrounding oil and gas prices.

Other Revenues

Other revenue consists principally of production handling fees and contract operator fees received.

Operating Expenses

Operating expenses decreased by 29.3% to $9.9 million for the quarter ended March 31, 2015 from $14.0 million in the 2014 quarter.  The following table sets forth the components of operating expenses for the 2015 and 2014 quarters:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	Total	Per Boe	Total	Per Boe
Lease operating expense	$4,008,007	$25.67	$5,492,815	$45.88
Workover expense	18,978	0.12	2,192,186	18.31
Exploration expense	19,098	0.12	221,352	1.85
Depreciation, depletion and amortization	2,748,394	17.61	2,742,059	22.90
Accretion expense	595,562	3.81	448,466	3.75
General and administrative	1,887,412	12.09	2,352,570	19.65
Severance taxes	580,204	3.72	500,750	4.18
	$9,857,655	$63.14	$13,950,198	$116.52

The changes in operating expenses were primarily attributable to the factors discussed below.

Lease Operating Expense

Lease operating expenses for the quarter ended March 31, 2015 decreased 27.0% to $4.0 million from $5.5 million in the 2014 quarter and, on a per BOE basis, decreased 44.0% to $25.67 per BOE from $45.88 per BOE, in the 2014 quarter.  The decrease in lease operating expense for the quarter was primarily due to (i) $0.5 million in contract labor and repair and maintenance charges associated with our production optimization initiative that were included in lease operating expense for the 2014 quarter (ii) one-time contract construction labor and building repair and maintenance expenses for the living quarters in Grand Bay Field incurred during 2014; and (iii) a reduction in our reliance on, and cost of, contract operating personnel.  We are attempting to negotiate reduced rates with many of our vendors and expect our lease operating expenses will continue to decrease if hydrocarbon prices continue to remain at lower levels during the remainder of the year.

Operating costs in our fields have historically been relatively high due to water handling, the need for gas lift to maintain oil production and due to the need for marine transportation in the shallow water, bay environment.  The decrease in lease operating expenses on a per BOE basis for the quarter was higher on a percentage basis than the overall decrease in lease operating expense primarily due to the increases in production volumes and the fixed nature of certain lease operating expenses.

Workover Expense

Workover expense for the quarter ended March 31, 2015 decreased to $18,978 from $2,192,186 in the 2014 quarter.  The change in workover expense was attributable to reduction in the number of workovers undertaken during the current quarter.

Exploration Expense

Exploration expense for the quarter ended March 31, 2015 decreased to $19,098 from $221,352 in the 2014 quarter.  The decrease in exploration expenses was principally due to a reduction in field studies related to our Gulf of Mexico shelf acreage.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the quarter ended March 31, 2015 remained relatively flat at $2,748,394 as compared to $2,742,059 in the 2014 quarter.  Increases in DD&A caused by higher production volumes was offset by a lower cost base due to impairments recorded during 2014 as reflected in a decrease to $17.61 per BOE during the 2015 quarter from $22.90 per BOE in the 2014 quarter.

We utilize the successful efforts method of accounting for oil and gas producing activities.  Under this method, DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

Accretion expense

Accretion expense relating to our asset retirement obligations increased to $595,562 from $448,466 for the quarter ended March 31, 2015 as compared to the 2014 quarter.

The decrease in accretion expense was attributable to changes in the anticipated plugging dates and discount rates used in calculating the asset retirement obligation for certain fields.

General and Administrative

General and administrative (“G&A”) expense for the quarter ended March 31, 2015 decreased 19.8% to $1,887,412 as compared to $2,352,570 in the 2014 quarter.  The decrease in G&A expense for the quarter was primarily due a reduction in consulting fees and accounting costs, partially offset by an increase in non-cash stock compensation expense.

Severance Taxes

Severance taxes for the quarter ended March 31, 2015 increased to $580,204 from $500,750 in the 2014 quarter.  The increase was primarily attributable to the fact that we received refunds of severance taxes paid in prior periods totaling $0.5 million during the 2014 quarter which more than offset the reductions in current quarter severance taxes from the decrease in oil and revenues.  We continue to receive the horizontal well severance tax exemptions obtained for our Rocky and Zeke wells and the deep well severance tax exemption obtained for our Mesa Verde well.

Other Income (Expense), Net

Net other expense increased to $8.5 million for the quarter ended March 31, 2015 from $6.0 million for the 2014 quarter.

Interest expense reflects interest incurred on debt under our 10% First Lien Notes and 12.5% Second Lien Notes. The increase in interest expense was attributable to an increase in the amortization of the debt discount and debt issuance costs associated with the notes as the amortization period was reduced to reflect the forbearance period and penalty interest accrued due to the non-payment of interest on the Second Lien Notes.

Income Tax Expense (Benefit)

For the quarter ended March 31, 2015 we recorded an income tax expense of $25,500 compared to $82,066 during the 2014 quarter.

The decrease in income tax expense is primarily due to the fact that we expect lower state taxes during 2015 as a result of decreased revenues.

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

During 2014 and 2015 we funded operations out of operating cash flow and cash on hand.  We did not have access to available capital under a revolving credit agreement and do not at this time have a revolving credit facility.

We developed, and beginning in 2011 commenced, a layered, multi-faceted development and maintenance program designed to achieve short-, mid- and long-term objectives. Short-term objectives are focused on restoration of shut-in and curtailed production through investments in infrastructure and deferred maintenance and recompletions, workovers and thru-tubing plugbacks each designed to increase or restore production volumes from wells producing below capacity and an inventory of proved developed nonproducing opportunities. Mid-term, following or in conjunction with execution of short-term opportunities, our focus is on the development of an inventory of proved undeveloped opportunities within our inventory of proved undeveloped wells targeting normally pressured oil and gas.  Long-term, following or in conjunction with the execution of our short- and mid-term opportunities, our focus is on continuing development of our reserves and exploratory drilling of deep shelf opportunities.  During 2014, while continuing to advance short-term objectives associated with continual investment in our infrastructure, we focused on our mid-term objectives through drilling proved undeveloped opportunities.

As a result of sharply lower commodity prices, and resulting operating losses and declines in cash flows, our liquidity position deteriorated substantially during 2014 and the first quarter of 2015. We have implemented cost cutting measures and curtailed development of our proved undeveloped opportunities in favor of building our cash position to, among other things, support our scheduled payments of interest on outstanding debt.  In January 2015, we entered into forbearance agreements with our lenders, paying only the interest on first lien indebtedness but not paying interest on second lien indebtedness.  We are presently working with our lenders and with prospective financing sources to add liquidity and/or refinance our debt.  Our cash on hand at March 31, 2015, together with operating cash flows, is expected to be adequate to support basic operations and maintenance but, absent increased commodity prices and/or production, is not expected to be adequate to support development activities or debt service obligations over the next twelve months. Further, should we be required to pay the 2014 arbitration award of approximately $3.4 million, our existing cash reserves would be materially reduced.  We are presently evaluating options for bringing in additional financing to support our liquidity needs and planned development program. We do not, however, presently have any commitments to provide financing and there is no assurance that any additional financing will be provided on acceptable terms or at all. Should we be unable to pay our scheduled interest payments or to reach acceptable accommodations with our lenders regarding such payments, we may be subject to legal actions instituted by our lenders which may include foreclosure of liens and possible loss of assets.

Cash, Cash Flows and Working Capital

We had a cash balance of $5.7 million and a working capital deficit of $190.6 million at March 31, 2015 as compared to a cash balance of $10.9 million and a working capital deficit of $185.7 million at December 31, 2014. The decrease in cash on hand was primarily attributable the interest payment on our 10% First Lien Notes in January 2015 and to reductions in our operating cash flow.   The decrease in our working capital was primarily attributable to the reduction in our cash balance and an increase in accrued liabilities, primarily due to unpaid interest, partially offset by reductions in accounts payable.

Operations used cash flow of $3.5 million for the three months ended March 31, 2015 as compared to using $9.5 million for the three months ended March 31, 2014. The change in operating cash flows during 2015 was principally attributable to changes in our operating assets and liabilities.

Investing activities used cash totaling $1.3 million during the three months ended March 31, 2015 as compared to $2.3 million during 2014.  The decrease in cash used in investing activities was primarily due to a reduction in our development activities.

Financing activities used cash flows of $0.4 million during the three months ended March 31, 2015 as compared to $0.3 million during 2014.  Cash flows used by financing activities during both periods are primarily related to repayments on our short-term notes payable.

Debt

At March 31, 2015, we had $179.9 million of indebtedness outstanding, consisting of $54.6 million in face amount of 10% First Lien Notes, less $0.1 million of debt discount, and $125.2 million in face amount of 12½% Senior Secured Notes due 2016 less $0.3 million of debt discount.

We had no letters of credit outstanding at March 31, 2015 that were not fully collateralized by cash.

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

In April 2015, we entered into further amendments to the forbearance agreements which extended the forbearance period to May 22, 2015.

Capital Expenditures and Commitments

Our capital spending for the three months ended March 31, 2015 was $181,184 relating primarily to infrastructure projects, recompletions and workovers that were begun during 2014.  We did not undertake and recompletions or workovers during the quarter ended March 31, 2015 and capital expenditures were down from $3.5 million during the 2014 quarter.

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

Risk Management Activities – Commodity Derivative Instruments

We periodically enter into price-risk management transactions (e.g., swaps, and floors) for a portion of our oil and natural gas production.  In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil and natural gas prices, and partially limit our potential gains from future increases in prices.  None of these instruments have been used for trading purposes. During the three months ended March 31, 2015, we recorded a gain on commodity derivatives of $117 in current earnings.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2015.

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

As of March 31, 2015, we had no hedge contracts outstanding:

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2014, Saratoga filed a motion with the arbitrator to reconsider and clarify the arbitration award.  Separately, in November 2014, Saratoga filed a Motion for Clarification and Remittitur in the 19th District Court of East Baton Rouge Parish, Louisiana. Both the motion with the arbitrator and the Motion in the District Court sought to vacate the arbitrator’s award relating to the pipeline claim on multiple grounds.  In December 2014, the arbitrator agreed to hear arguments as to the authority and grounds for reconsidering the arbitration award and the arbitrator’s decision in that matter is pending.  Subsequent to March 31, 2015, the motion before the arbitrator to vacate the arbitration award was denied and the 19th District Court entered a final judgment denying Saratoga’s motion to vacate or modify the arbitration award and granted the plaintiff’s motion to confirm the arbitration award.

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

SARATOGA RESOURCES, INC.
Date: May 20, 2015
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Randal B. McDonald, Jr.
Randal B. McDonald, Jr.
Vice President –Finance and Accounting