Form 10-Q
period 2015-09-30
SARATOGA RESOURCES INC /TX
filed 2015-11-16
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒   No ☐

As of November 13, 2015, we had 30,986,601 shares of $0.001 par value Common Stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

SARATOGA RESOURCES, INC. (DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$6,002,537	$10,911,070
Accounts receivable	2,444,893	3,778,808
Prepaid expenses and other	830,038	1,006,758
Other current asset	150,000	150,000
Total current assets	9,427,468	15,846,636

Property and equipment:
Oil and gas properties - proved (successful efforts method)	302,312,119	301,399,079
Other	1,031,779	1,031,779
	303,343,898	302,430,858
Less: Accumulated depreciation, depletion and amortization	(252,661,165)	(226,716,401)
Total property and equipment, net	50,682,733	75,714,457

Other assets, net	17,430,094	20,350,655
Total assets	$77,540,295	$111,911,748

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$2,856,124	$6,722,116
Revenue and severance tax payable	2,057,438	2,711,229
Accrued liabilities	29,677,961	13,006,617
Derivative liabilities – short term	-	117
Short-term notes payable	347,067	329,964
First lien notes, net of unamortized discount of $151,169 at December 31, 2014	54,600,000	54,448,831
Second lien notes, net of unamortized discount of $847,947 at December 31, 2014	125,200,000	124,352,053
Total current liabilities	214,738,590	201,570,927

Long-term liabilities:
Asset retirement obligation	18,102,798	16,397,804
Total long-term liabilities	18,102,798	16,397,804

Liabilities subject to compromise	2,815,298	-

Commitment and contingencies (see notes)

Stockholders' equity:
Common stock, $0.001 par value; 100,000,000 shares authorized 30,986,601 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	30,987	30,987
Additional paid-in capital	78,836,247	78,754,854
Retained deficit	(236,983,625)	(184,842,824)

Total stockholders' deficit	(158,116,391)	(106,056,983)

Total liabilities and stockholders' deficit	$77,540,295	$111,911,748

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC. (DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Oil and gas revenues	$5,472,269	$15,948,797	$19,146,889	$41,672,505
Oil and gas hedging	-	644,190	117	1,503,857
Other revenues	18,261	21,682	488,519	170,283
Total revenues	5,490,530	16,614,669	19,635,525	43,346,645

Operating Expense:
Lease operating expense	3,674,935	6,642,635	11,628,607	18,439,907
Workover expense	4,976	1,750,760	137,696	4,050,528
Exploration expense	271,942	225,949	310,263	647,599
Depreciation, depletion and amortization	2,464,832	4,839,858	7,867,033	12,089,913
Impairment expense	18,077,731	-	18,077,731	-
Accretion expense	595,562	448,466	1,786,685	1,345,399
General and administrative	1,460,285	2,401,158	5,358,119	7,456,116
Severance taxes	598,756	1,058,787	1,930,660	2,869,129
Arbitration loss	-	3,400,000	-	3,400,000
Total operating expenses	27,149,019	20,767,613	47,096,794	50,298,591

Operating income (loss)	(21,658,489)	(4,152,944)	(27,461,269)	(6,951,946)

Other income (expense):
Interest income	4	(2,174)	63	31,174
Interest expense	(5,930,580)	(6,084,572)	(22,203,686)	(18,138,276)
Total other expense	(5,930,576)	(6,086,746)	(22,203,623)	(18,107,102)

Net loss before reorganization expense and income taxes	(27,589,065)	(10,239,690)	(49,664,892)	(25,059,048)

Reorganization expense	2,390,409	-	2,398,209	-

Net loss before income taxes	(29,979,474)	(10,239,690)	(52,063,101)	(25,059,048)

Income tax expense (benefit)	26,700	33,795	77,700	156,060

Net loss	$(30,006,174)	$(10,273,485)	$(52,140,801)	$(25,215,108)

Other comprehensive loss
Unrealized gain (loss) on derivative instruments	-	12,451	-	-
Total comprehensive loss	$(30,006,174)	$(10,261,034)	$(52,140,801)	$(25,215,108)

Net loss per share:
Basic	$(0.97)	$(0.33)	$(1.68)	$(0.81)
Diluted	$(0.97)	$(0.33)	$(1.68)	$(0.81)

Weighted average number of common shares outstanding:
Basic	30,986,601	30,986,601	30,986,601	30,961,106
Diluted	30,986,601	30,986,601	30,986,601	30,961,106

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC. (DEBTOR AND DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(52,140,801)	$(25,215,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	7,867,033	12,089,913
Impairment expense	18,077,731	-
Accretion expense	1,786,685	1,345,399
Amortization of debt issuance costs	4,077,060	1,845,865
Amortization of debt discount	999,116	444,924
Stock-based compensation	81,393	420,154
Unrealized gain on hedges	(117)	(1,593,301)
Changes in operating assets and liabilities:
Accounts receivable	1,333,915	(358,512)
Prepaids and other	1,143,813	1,066,692
Accounts payable	(129,870)	(163,841)
Revenue and severance tax payable	(653,791)	223,107
Payments to settle asset retirement obligations	(81,691)	-
Accrued liabilities	16,671,344	(558,992)
Net cash used in operating activities	(968,180)	(10,453,700)

Cash flows from investing activities:
Additions to oil and gas property	(1,833,864)	(13,313,612)
Additions to other property and equipment	-	(139,085)
Other assets	(1,156,499)	(932,111)
Net cash used in investing activities	(2,990,363)	(14,384,808)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	61,200
Repayment of short-term notes payable	(949,990)	(1,120,882)
Debt issuance costs of long term debt	-	(266,929)
Net cash used in financing activities	(949,990)	(1,326,611)

Net decrease in cash and cash equivalents	(4,908,533)	(26,165,119)
Cash and cash equivalents - beginning of period	10,911,070	32,547,380
Cash and cash equivalents - end of period	$6,002,537	$6,382,261

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$156,060
Cash paid for interest	1,398,214	19,749,428

Non-cash investing and financing activities:
Accounts payable for oil and gas additions	-	(1,406,089)
Accrued liabilities for oil and gas additions	-	50,685
Prepaid insurance financed with debt	967,093	1,607,279

The accompanying notes are an integral part of these unaudited consolidated financial statements

SARATOGA RESOURCES, INC.

(DEBTOR AND DEBTOR-IN-POSSESSION)

Notes to Consolidated Financial Statements

September 30, 2015

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

Appointment of Equity Committee. On August 26, 2015, the United States Trustee appointed the Equity Committee. The Equity Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Equity Committee will support the Debtors’ positions on matters presented to the Bankruptcy Court, including any plan of reorganization. Disagreements between the Debtors and the Equity Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.

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

The timing of filing a plan of reorganization by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the Debtors may file a plan of reorganization that provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process, including uncertainty associated with our current operations under a short-term order allowing continued use of cash collateral and a short-term order extending our exclusive right to file a plan of reorganization. As a result of these risks and uncertainties, the number of our outstanding shares and our stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Quarterly Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

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

In accordance with GAAP, we have applied ASC 852 “Reorganizations,” in preparing our consolidated financial statements.  ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items, net in the accompanying condensed consolidated statements of income (loss) and comprehensive income (loss). In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on our condensed consolidated balance sheets at September 30, 2015 in Liabilities Subject to Compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and any marketable securities. The Company had cash deposits of approximately $5.8 million in excess of FDIC insured limits at the period end. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

We recorded an impairment expense for the quarter ended September 30, 2015 of $18,077,731 relating primarily to our Grand Bay field.  The impairment expense was a result of the continuing decline in commodity prices which resulted in lower than expected future net cash flows at the producing field level.

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

As of September 30, 2015, the Company had no hedge contracts outstanding.

The following table presents the fair value of the Company’s commodity derivative instruments at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
Description	2015	2014
Current liabilities:
Commodity derivatives	$-	$117
	$-	$117

The following tables present the effect of commodity derivative instruments on our consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

	For the Three months Ended September 30,		For the Nine months Ended September 30,
Description	2015	2014	2015	2014
Unrealized mark-to-market gain (loss)	$-	$533,782	$-	$1,593,301
Realized gain (loss) on settlements	-	110,408	117	(89,444)
Total gain (loss) on commodity derivative instruments	$-	$644,190	$117	$1,503,857

	For the Three months Ended September 30,		For the Nine months Ended September 30,
Description	2015	2014	2015	2014
Unrealized mark-to-market gain (loss) in other comprehensive income	$-	$12,451	$-	$-
Total other comprehensive income (loss)	$-	$12,451	$-	$-

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

The Company had no assets or liabilities recognized in the consolidated balance sheet and measured at fair value on a recurring basis as of September 30, 2015.

The following table presents the Company’s assets and liabilities recognized in the consolidated balance sheet and measured at fair value on a recurring basis as of December 31, 2014:

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

NOTE 5 – OTHER ASSETS

Other assets consist of the following:

	September 30,	December 31,
	2015	2014
Site specific trust accounts - P&A escrow	$5,564,129	$5,564,129
Debt issuance cost, net	-	4,077,060
Restricted cash – P&A bond	10,628,903	10,628,903
Other	1,237,062	80,563
	$17,430,094	$20,350,655

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

Debt Issuance Costs, Net

The Company capitalizes certain debt issuance costs and amortizes those costs as additional interest expense over the lives of the associated debt.  Net debt issuance costs at December 31, 2014 reflect the issuance of the 12½% Second Lien Notes in December 2012 and July 2011 and the issuance of the 10% First Lien Notes in November 2013.  See Note 11 – “Debt”.

Restricted Cash – P&A Bond

Restricted Cash – P&A Bond consists of cash collateral held in escrow to assure maintenance and administration of performance bonds which secures certain plugging and abandonment obligations imposed by state law.  The cash collateral is reflected as a long term asset to correspond with the expected timing of the related asset retirement obligation liability.  See Note 10 – “Asset Retirement Obligations”.

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

Liabilities subject to compromise consist of the following at September 30, 2015:

Accounts payable	$2,815,298
Accrued liabilities	-
Total liabilities subject to compromise	$2,815,298

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

The following table summarizes information about stock option activity and related information for the nine months ended September 30, 2015:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	1,652,500	$2.59	$1.81	4.8	$-
Granted	135,000	0.23	0.14	6.4	-
Exercised	-	-	-	-	-
Forfeited	(177,500)	1.54	1.30	-	-
Outstanding at September 30, 2015	1,610,000	$2.51	$1.73	4.2	$-
Exercisable at September 30, 2015	1,310,000	$2.86	$1.94	3.8	$-

(1)

The intrinsic value of an option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option. On September 30, 2015, the last reported sales price of our common stock on the OTC Pink marketplace was $0.03 per share.

Share-Based Compensation Expense

The following table reflects share-based compensation recorded by the Company for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based compensation expense included in reported net income	$26,928	$173,871	$81,393	$420,154
Basic earnings per share effect of share-based compensation expense	$0.00	$(0.01)	$(0.00)	$(0.01)

As of September 30, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was $0.1 million. The unrecognized expense is expected to be recognized over a weighted average period of 0.4 years.

NOTE 8 – EQUITY

Common Stock Activity

There was no common stock activity during the nine months ended September 30, 2015.

Warrant Activity

The following table summarizes information about stock warrant activity and related information for the nine months ended September 30, 2015:

	Number of Shares Underlying Warrants	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2014	146,998	$6.64	$5.33	0.36	$-
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited	(146,998)	6.64	5.33	-	-
Outstanding at September 30, 2015	-	$-	$-	-	$-
Exercisable at September 30, 2015	-	$-	$-	-	$-

(1)

The intrinsic value of a warrant is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the warrant. On September 30, 2015, the last reported sales price of our common stock on the OTC Pink marketplace was $0.03 per share.

NOTE 9 – EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net loss per common share is presented in the tables below:

	For the Three Months Ended September 30,
	2015			2014
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Loss attributable to common stock	$(30,006,174)	30,986,601	$(0.97)	$(10,273,485)	30,986,601	$(0.33)
Effect of Dilutive Securities:
Stock options and other		-			-
Diluted:
Loss attributable to common stock, including assumed conversions	$(30,006,174)	30,986,601	$(0.97)	$(10,273,485)	30,986,601	$(0.33)

	For the Nine Months Ended September 30,
	2015			2014
	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share	Income (Loss)	Weighted Average Common Shares Outstanding	Per Share
Basic:
Loss attributable to common stock	$(52,140,801)	30,986,601	$(1.68)	$(25,215,108)	30,961,106	$(0.81)
Effect of Dilutive Securities:
Stock options and other		-			-
Diluted:
Loss attributable to common stock, including assumed conversions	$(52,140,801)	30,986,601	$(1.68)	$(25,215,108)	30,961,106	$(0.81)

NOTE 10 – ASSET RETIREMENT OBLIGATIONS

The Company accounts for plugging and abandonment costs in accordance with FASB Accounting Standards Codification 410-20, Accounting for Asset Retirement Obligations.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations are as follows:

Balance at December 31, 2014	$16,397,804
Accretion expense	1,786,685
Additions	-
Revisions	-
Settlements	(81,691)
Balance at September 30, 2015	$18,102,798

NOTE 11 – DEBT

Debt consists of the following:

	September 30,	December 31
	2015	2014
10% First Lien Notes due 2015	$54,600,000	$54,600,000
12 ½% Second Lien Notes due 2016	125,200,000	125,200,000
Less unamortized discount	-	(999,116)
	$179,800,000	$178,800,884

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

Interest accrued and owing as of December 31, 2014, in the amount of $1,365,000, was not paid as of the due date.  Such interest was subsequently paid in connection with a Forbearance Agreement to First Lien Indenture (see below).  Interest accrued and owing as of March 31, 2015, June 30, 2015 and September 30, 2015, in the amount of $4,095,000, has not been paid and, as a result, the First Lien Notes are in default and are included as a current liability in the accompany consolidated financial statements.  The unpaid interest payments accrue interest computed at the default rate of 12%.  The debt discount and debt issuance costs associated with the notes have been fully amortized as the amortization period was reduced to reflect the forbearance period.

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

Interest accrued and owing as of January 1, 2015 and July 1, 2015, in the amount of $15,650,000, has not been paid and, as a result, the Second Lien Notes are in default and are included as a current liability in the accompanying consolidated financial statements.  The unpaid interest payments accrue interest at the default rate of 14.5%.  The Company and the principal holders of the Second Lien Notes entered into a Forbearance Agreement to Second Lien Debenture in January 2015.  See below.  The debt discount and debt issuance costs associated with the notes have been fully amortized as the amortization period was reduced to reflect the forbearance period.

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

The Company received confirmation from the First Lien Lenders that they hold more than 75% of the principal amount of the outstanding Second Lien Notes and each agreed, during the Forbearance Period (as defined below), not to provide any direction to the Second Lien Trustee or to take any steps to enforce any rights of the Second Lien Trustee or the holders of Second Lien Notes occasioned by the failure of the Company to make the January 1, 2015 interest payment.

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

Any breach by the Company of any covenant in the First Lien Forbearance Agreement, or the commencement of any bankruptcy, insolvency or creditor relief proceedings by or with respect to the Company, would have constituted an event of default under the First Lien Forbearance Agreement.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Contingencies

From time to time the Company may become involved in litigation in the ordinary course of business. At September 30, 2015, except for the bankruptcy filing described in Note 1 and as described below, the Company’s management was not aware, and as of the date of this report is not aware, of any such litigation that could have a material adverse effect on its results of operations, cash flows or financial condition.

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company’s properties.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q quarterly report of Saratoga Resources, Inc. (the “Company”) for the three months ended September 30, 2015, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that there are statements that are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties.  In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be achieved or accomplished.

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

Appointment of Equity Committee. On August 26, 2015, the United States Trustee appointed the Equity Committee. The Equity Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Equity Committee will support the Debtors’ positions on matters presented to the Bankruptcy Court, including any plan of reorganization. Disagreements between the Debtors and the Equity Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate, and delay the Debtors’ emergence from the Chapter 11 proceedings.

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

The timing of filing a plan of reorganization by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the Debtors may file a plan of reorganization that provides for our emergence from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process, including uncertainty associated with our current operations under a short-term order allowing continued use of cash collateral and a short-term order extending our exclusive right to file a plan of reorganization. As a result of these risks and uncertainties, the number of our outstanding shares and our stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of our operations, properties and capital plans included in this Quarterly Report may not accurately reflect our operations, properties and capital plans following the Chapter 11 process.

Overview

We are an independent oil and natural gas company engaged in the acquisition, development, exploitation, exploration and production of crude oil and natural gas properties.  Our lease holdings totaled approximately 51,500 acres at September 30, 2015, comprised of our principal producing properties covering approximately 31,700 acres in the transitional coastline and protected in-bay environment on parish and state leases of south Louisiana and approximately 19,800 acres of leases in the shallow Gulf of Mexico shelf.

At September 30, 2015, we operated or had interests in 105 producing wells and our principal properties covered approximately 51,500 gross/net acres, more than half of which were held by production without near-term lease expirations, across 13 fields in the transitional coastline and protected in-bay environment on parish and state leases in south Louisiana as well as in the shallow Gulf of Mexico. We own approximately 100% working interest in all our properties, with the only exception being a single well where we have an overriding royalty interest. Our net revenue interests in our properties range from 69% to 82%, with our average net revenue interest on a net acreage leasehold basis being approximately 75%. We operate over 99% of the wells that comprise our PV-10, enabling us to effectively exercise management control of our operating costs, capital expenditures and the timing and method of development of our properties.

2015 Developments

Commodity Prices

During the nine months ended September 30, 2015, we continued to be subject to a sharp decline in commodity prices that began during the second half of 2014 with average prices realized from the sale of crude being down to $49.42 per barrel during the nine months ended September 30, 2015 as compared to $100.85 per barrel during the nine months ended September 30, 2014 and average prices realized from the sale of natural gas being down to $2.97 per mcf during the nine months ended September 30, 2015 as compared to $4.99 per mcf during the nine months ended September 30, 2014.

Drilling and Development Activities

Drilling, development and infrastructure project operations to date in 2015 are summarized as follows:

Development Drilling.  We did not drill any developmental wells during the nine months ended September 30, 2015.

Exploratory Drilling.  We did not drill any exploratory wells during the nine months ended September 30, 2015.

Recompletion and Workover Program.  During the nine months ended September 30, 2015, we invested $0.5 million in 4 recompletions, 3 of which were successfully completed during the period, and an additional $0.1 million on 2 workovers, both of which were successfully completed during the period.

Infrastructure Program.  During the nine months ended September 30, 2015, we invested $0.4 million in infrastructure improvements and additions to support existing production and anticipated increases in production.

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

For the nine months ended September 30, 2015, we had approximately 105 gross, and 104 net, wells in production.

Compensation

During the nine months ended September 30, 2015, we granted 30,000 stock options to an executive officer at an exercise price of $0.21 per share and a total of 105,000 stock options to three employees at exercise prices ranging from $0.21 to 0.27 per share.

We recorded $81,393 of compensation charges that is reflected in general and administrative expense for the nine months ended September 30, 2015 and is attributable to equity grants during 2015 and prior years.

As of September 30, 2015, total compensation cost relating to unvested stock option awards not yet recognized in earnings was approximately $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.4 years.

Operating Costs

During the nine months ended September 30, 2015, we continued a program, begun during the fourth quarter of 2014, to decrease lease operating expenses and general and administrative expenses. Cost reduction measures have focused on bringing contract employees in-house, eliminating redundant positions, managing marine transportation, optimizing our chemical program, lowering communications costs, replacing/modifying our compressors, downsizing our Houston office, curtailing expenditures on certain longer term projects and tightening discretionary spending.  Those cost cutting measures are targeted to reduce lease operating expenses and general and administrative expenses by $13.3 million (a 39% decrease), in the aggregate, during 2015 as compared to 2014.  The anticipated cost reductions will be partially offset by additional legal fees, consulting and other expenses incurred pursuant to the Forbearance Agreements, our ongoing efforts to restructure/refinance existing debt, and the cost of the chapter 11 bankruptcy.

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

We received confirmation from the First Lien Lenders that they held more than 75% of the principal amount of the outstanding Second Lien Notes and each agreed, during the Forbearance Period (as defined below), not to provide any direction to the Second Lien Trustee or to take any steps to enforce any rights of the Second Lien Trustee or the holders of Second Lien Notes occasioned by the failure of the Borrowers to make the January 1, 2015 interest payment.

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

Any breach by the Borrowers of any covenant in the First Lien Forbearance Agreement, or the commencement of any bankruptcy, insolvency or creditor relief proceedings by or with respect to the Borrowers, would have constituted an event of default under the First Lien Forbearance Agreement.

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

On May 18, 2015, the Company entered into further amendments to the Forbearance Agreements extending the Forbearance Period to June 5, 2015.

With our default in payment of interest as the same came due, since January 1, 2015, interest on the unpaid interest amounts on both our First Lien Notes and Second Lien Notes is accruing at the default rate, which is two percentage points higher than the stated rate of interest on each note.

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

Results of Operations

Oil and Gas Revenue

Oil and gas revenue for the quarter ended September 30, 2015 decreased by 65.7% to $5.5 million from $15.9 million in the 2014 quarter.  For the nine month period ended September 30, 2015 oil and gas revenue decreased by 54.1% to $19.1 million from $41.7 million in the 2014 period.

For the quarter ended September 30, 2015, the decrease in revenue was attributable to a 65.9% decline in oil revenues on a 26.2% decrease in oil production volumes with average oil prices realized declining by 53.9% and a 63.0% decline in gas revenues on a 42.4% decrease in gas production volumes with average gas prices realized declining by 35.7%, each as compared to the 2014 quarter.  For the nine months ended September 30, 2015, the decrease in revenue was attributable to a 54.4% decline in oil revenues on a 6.9% decrease in oil production volumes with average oil prices realized declining by 51.0% and a 50.3% decline in gas revenues on a 16.4% decrease in gas production volumes with average gas prices realized declining by 40.5%, each as compared to the 2014 period.

The following table discloses the oil and gas sales revenues, net oil and natural gas production volumes and average sales prices for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Oil	$4,985,343	$14,633,397	$17,418,341	$38,194,493
Gas	486,926	1,315,400	1,728,548	3,478,012
Total oil and gas revenues	$5,472,269	$15,948,797	$19,146,889	$41,672,505

Production
Oil (Bbls)	110,504	149,695	352,450	378,711
Gas (Mcf)	167,736	291,441	582,754	697,327
Total production (Boe)	138,460	198,268	449,576	494,932

Average sales price
Oil (per Bbl)	$45.11	$97.75	$49.42	$100.85
Gas (per Mcf)	2.90	4.51	2.97	4.99
Total average sales price (per Boe)	$39.52	$80.44	$42.59	$84.20

Oil production was down 39.2 MBbl, or 26.2%, and gas production was down 123.7 MMcf, or 42.4%, for the quarter ended September 30, 2015 as compared to the 2014 quarter.  For the nine months ended September 30, 2015, oil production was down 26.3 MBbl, or 6.9%, and gas production was down 114.6 MMcf, or 16.4%, as compared to the 2014 period. The decrease in production for the quarter was primarily due to flow line and minor mechanical issues at the Grand Bay field which have subsequently been resolved.

The decrease in realized oil and natural gas prices reflect the steep drop in global hydrocarbon prices during the second half of 2014.  While prices stabilized during the first quarter of 2015, prices further weakened during the third quarter of 2015 and, for both the three and nine month periods ended September 30, 2015, remained at levels that were significantly lower than in the comparable period in 2014.

Other Revenues

Other revenue consists principally of production handling fees and contract operator fees received.

Operating Expenses

Operating expenses increased by 30.7% to $27.1 million for the quarter ended September 30, 2015 from $20.8 million in the 2014 quarter.  Noncash components of operating expenses, consisting of depreciation, depletion and amortization, impairment expense and accretion expense, comprised 77.9% of operating expenses for the 2015 quarter.  Cash components of operating expenses decreased 50.2% to $6.0 million for the quarter ended September 30, 2015 from $12.1 million in the 2014 quarter.  The following table sets forth the components of operating expenses for the 2015 and 2014 quarters:

	Three Months Ended		Three Months Ended
	September 30, 2015		September 30, 2014
	Total	Per Boe	Total	Per Boe
Lease operating expense	$3,674,935	$26.54	$6,642,635	$33.51
Workover expense	4,976	0.04	1,750,760	8.83
Exploration expense	271,942	1.96	225,949	1.14
Depreciation, depletion and amortization	2,464,832	17.80	4,839,858	24.41
Impairment expense	18,077,731	130.56	-	-
Accretion expense	595,562	4.30	448,466	2.26
General and administrative	1,460,285	10.55	2,401,158	12.11
Severance taxes	598,756	4.32	1,058,787	5.34
Arbitration loss	-	-	3,400,000	17.15
	$27,149,019	$196.07	$20,767,613	$104.75

Operating expenses decreased by 6.4% to $47.1 million for the nine months ended September 30, 2015 from $50.3 million in the 2014 period.  Noncash components of operating expenses, consisting of depreciation, depletion and amortization, impairment expense and accretion expense, comprised 58.9% of operating expenses 2015 period.  Cash components of operating expenses decreased 42.3% to $19.4 million for the nine months ended September 30, 2015 from $33.5 million in the 2014 period.  The following table sets forth the components of operating expenses for the 2015 and 2014 periods:

	Nine Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2014
	Total	Per Boe	Total	Per Boe
Lease operating expense	$11,628,607	$25.87	$18,439,907	$37.26
Workover expense	137,696	0.31	4,050,528	8.18
Exploration expense	310,263	0.69	647,599	1.31
Depreciation, depletion and amortization	7,867,033	17.50	12,089,913	24.43
Impairment expense	18,077,731	40.21	-	-
Accretion expense	1,786,685	3.97	1,345,399	2.72
General and administrative	5,358,119	11.92	7,456,116	15.06
Severance taxes	1,930,660	4.29	2,869,129	5.80
Arbitration loss	-	-	3,400,000	6.87
	$47,096,794	$104.76	$50,298,591	$101.63

The changes in operating expenses were primarily attributable to the factors discussed below.

Lease Operating Expense

Lease operating expenses for the quarter ended September 30, 2015 decreased 44.7% to $3.7 million from $6.6 million in the 2014 quarter and, on a per BOE basis, decreased 20.8% to $26.54 per BOE from $33.51 per BOE, in the 2014 quarter.  Lease operating expenses for the nine months ended September 30, 2015 decreased 36.9% to $11.6 million from $18.4 million in the 2014 period and, on a per BOE basis, decreased 30.6% to $25.86 per BOE from $37.26 per BOE.  The decrease in lease operating expenses was primarily due to (i) contract labor and repair and maintenance charges associated with our production optimization initiative that were included in lease operating expense for the 2014 periods (ii) one-time contract construction labor and building repair and maintenance expenses for the living quarters in Grand Bay Field incurred during 2014; and (iii) a reduction in our reliance on, and cost of, contract operating personnel.  The decreases in lease operating expenses for the nine months ended September 30, 2015 were partially offset by significant non-recurring expenses incurred during the quarter relating to (i) cleaning the sales line in the Breton Sound 32 field (ii) compressor station clean up at the Grand Bay field; and (iii) an overhaul of the compressor and 3 phase separator in the Breton Sound 18 field. We are negotiating reduced rates with many of our vendors and expect our lease operating expenses will continue to decrease if hydrocarbon prices continue to remain at lower levels during the remainder of the year.

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

Workover Expense

Workover expense for the quarter ended September 30, 2015 decreased to $4,976 from $1,750,760 in the 2014 quarter and decreased to $137,696 from $4,050,528 for the nine months ended September 30, 2015 from the 2014 period.  The change in workover expense was attributable to variances in the number of workovers undertaken during the respective periods.

Exploration Expense

Exploration expense for the quarter ended September 30, 2015 increased slightly to $271,942 from $225,949 in the 2014 quarter.  Exploration expense for the nine months ended September 30, 2015 decreased to $310,263 from $647,599 in the 2014 period.  Exploration expense during the quarter consisted primarily of delay rentals on our Gulf of Mexico shelf acreage.  The decrease in exploration expenses for the nine month period was principally due to a reduction in field studies related to our Gulf of Mexico shelf acreage.

Depreciation, Depletion and Amortization (DD&A)

Depreciation, depletion and amortization for the quarter ended September 30, 2015 decreased to $2,464,832 from $4,839,858 in the 2014 quarter and to $17.80 per BOE from $24.41 per BOE in the 2014 quarter.  Depreciation, depletion and amortization for the nine months ended September 30, 2015 decreased to $7,867,033 from $12,089,913 in the 2014 period and decreased to $17.50 per BOE from $24.43 per BOE in the 2014 period.  The decreases in DD&A, on both an absolute dollar and a per BOE basis, were primarily due to a lower cost base as a result of impairments recorded during 2014.

We utilize the successful efforts method of accounting for oil and gas producing activities.  Under this method, DD&A is computed on the units-of-production method separately on each individual property and includes the accrual of future plugging and abandonment costs.

Impairment Expense

We recorded an impairment expense for the quarter ended September 30, 2015 of $18,077,731 relating primarily to our Grand Bay field.  The impairment expense was a result of the continuing decline in commodity prices which resulted in lower than expected future net cash flows at the producing field level.

Accretion Expense

Accretion expense relating to our asset retirement obligations increased to $595,562 from $448,466 for the quarter ended September 30, 2015 as compared to the 2014 quarter and increased to $1,786,685 from $1,345,399 for the nine months ended September 30, 2015 as compared to the 2014 period.

The increase in accretion expense was attributable to changes in the anticipated plugging dates and discount rates used in calculating the asset retirement obligation for certain fields.

General and Administrative

General and administrative (“G&A”) expense for the quarter ended September 30, 2015 decreased 39.2% to $1,460,285 as compared to $2,401,158 in the 2014 quarter, and decreased 28.1% for the nine months ended September 30, 2015 to $5,358,119 as compared to $7,456,116 in the 2014 period.  The decreases in G&A expenses were primarily due to decreased salaries and benefits and a decrease in non-cash stock compensation expense.

Severance Taxes

Severance taxes for the quarter ended September 30, 2015 decreased to $598,756 from $1,058,787 in the 2014 quarter and decreased to $1,930,660 for the nine months ended September 30, 2015 from $2,869,129 for the 2014 period.  The decreases were primarily attributable to the declines in oil and natural gas revenues, which were partially offset by the fact that in 2014 we received refunds totaling $0.5 million for taxes paid in prior periods.  We continue to receive the horizontal well severance tax exemptions for our Rocky and Zeke wells and the deep well severance tax exemption for our Mesa Verde well.

Arbitration Loss

As a result of the arbitration award granted to a third party in a binding arbitration hearing during 2014, we recorded an arbitration award expense of $3.4 million during the third quarter of 2014.

Other Income (Expense), Net

Net other expense increased to $5.9 million in for the quarter ended September 30, 2015 from $6.1 million for the 2014 quarter and increased to $22.2 million for the nine months ended September 30, 2015 from $18.1 million in the 2014 period.

Interest expense reflects interest incurred on debt under our 10% First Lien Notes and 12.5% Second Lien Notes. The increases in interest expense were primarily attributable to the penalty interest on both the First and Second Lien Notes, which was partially offset by the fact that the debt discount and debt issuance costs associated with the notes were fully amortized during the second quarter of 2015 as the amortization period was reduced to reflect the forbearance period.

Income Tax Expense (Benefit)

For the quarter ended September 30, 2015 we recorded an income tax expense of $26,700 compared to $33,795 during the 2014 quarter.  For the nine months ended September 30, 2015 we recorded an income tax expense of $77,700 as compared to $156,060 for the 2014 period.

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

As a result of sharply lower commodity prices, and resulting operating losses and declines in cash flows, our liquidity position deteriorated substantially during 2014 and the first nine months of 2015. In late 2014, we began implementing cost cutting measures and curtailed development of our proved undeveloped opportunities in favor of building our cash position to, among other things, support our scheduled payments of interest on outstanding debt and support basic operations in a low commodity price environment.  In January 2015, we entered into forbearance agreements with our lenders, paying only the interest on first lien indebtedness but not paying interest on second lien indebtedness and, in June 2015, we filed for Chapter 11 bankruptcy protection.  Cash on hand at September 30, 2015, together with operating cash flows, is expected to be adequate to support basic operations and maintenance but, absent increased commodity prices and/or production, is not expected to be adequate to support development activities or debt service obligations over the next twelve months and may not be adequate to support all bankruptcy related costs over the course of the case. We are presently using cash on hand pursuant to a short-term cash collateral order which imposes substantial restrictions on our ability to use cash and imposes certain corporate governance requirements.  Our ability to continue to support operations is subject to ongoing use of cash collateral or securing financing to support operations and exit from bankruptcy.  We have undertaken extensive efforts to seek out financing and strategic alternatives and to negotiate a consensual plan of reorganization, but do not presently have any commitments to provide financing, undertake any strategic transaction or support a plan of reorganization that is acceptable to all constituencies and there is no assurance that any additional financing will be provided or strategic transactions consummated on acceptable terms or at all or that any plan of reorganization can be developed that is supported by all constituencies. Should we be unable to reach acceptable accommodations with our lenders to facilitate a satisfactory reorganization and/or are unable to secure additional financing or other strategic alternatives to support operations, generally, and development of our assets, specifically, we may face any number of adverse consequences (including, among others, possible foreclosure of assets, substantial dilution or elimination of equity, liquidation, lack of financial resources to support operations) that could threaten our ability to continue as a going concern.

Cash, Cash Flows and Working Capital

We had a cash balance of $6.0 million and a working capital deficit of $208.1 million at September 30, 2015 as compared to a cash balance of $10.9 million and a working capital deficit of $185.7 million at December 31, 2014.  The decrease in cash on hand was primarily attributable to reductions in operating cash flow and investments in our development program. The decrease in our working capital was primarily attributable to an increase in accrued interest on our First and Second Lien notes which was partially offset by the transfer of unsecured amounts relating to the period prior to the filing of Chapter 11 bankruptcy out of current liabilities.

Operations used cash flow of $1.0 million for the nine months ended September 30, 2015 as compared to using cash of $10.5 million for the nine months ended September 30, 2014. The change in operating cash flows during 2015 was principally attributable to changes in our operating assets and liabilities, principally accrued liabilities, partially offset by reduced profitability resulting from lower commodity prices.

Investing activities used cash totaling $3.0 million during the nine months ended September 30, 2015 as compared to $14.4 million used during the 2014 period.  The decrease in cash used in investing activities was primarily due a reduction in development activities.

Financing activities used cash flows of $0.9 million during the nine months ended September 30, 2015 as compared to $1.3 million during the 2014 period.  Cash flows used by financing activities during both periods primarily related to repayments on our short-term notes payable.

Debt

At September 30, 2015, we had $179.8 million of indebtedness outstanding, consisting of $54.6 million in face amount of 10% First Lien Notes and $125.2 million in face amount of 12½% Senior Secured Notes due 2016.

We had no letters of credit outstanding at September 30, 2015 that were not fully collateralized by cash.

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

Capital Expenditures and Commitments

Our capital spending for the nine months ended September 30, 2015 was $1.0 million relating primarily to development of our oil and gas properties, including 4 recompletions ($0.5 million), 2 workovers ($0.1 million) and investments in multiple infrastructure projects ($0.4 million). Capital expenditures were down from $16.0 million during the 2014 period.

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

Risk Management Activities – Commodity Derivative Instruments

We periodically enter into price-risk management transactions (e.g., swaps, and floors) for a portion of our oil and natural gas production.  In certain cases, this allows us to achieve a more predictable cash flow, as well as to reduce exposure from price fluctuations.  The commodity derivative instruments apply to only a portion of our production, and provide only partial price protection against declines in oil and natural gas prices, and partially limit our potential gains from future increases in prices.  None of these instruments have been used for trading purposes. At September 30, 2015 we had no hedge contracts outstanding.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2015.

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

As of September 30, 2015, we had no hedge contracts outstanding.

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 16, 2015
	By:	/s/ Thomas Cooke
Thomas Cooke
Chief Executive Officer

	By:	/s/ Randal B. McDonald, Jr.
Randal B. McDonald, Jr.
Vice President –Finance and Accounting