Form 10-Q
period 2021-09-30
SARATOGA RESOURCES INC /TX
filed 2021-10-29
CIK 1096339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

1304 Alta Vista, Austin, Texas 78704
(Address of principal executive offices)(Zip Code)

(512) 940-1948
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated Filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 28, 2021, we had 36,687,022 shares of $0.001 par value common stock outstanding.

SARATOGA RESOURCES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1	Financial Statements

SARATOGA RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$32,299	$25
Total current assets	32,299	25
Total assets	$32,299	$25

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$52,175	$29,974
Accrued liabilities	1,831,534	1,667,558
Total current liabilities	1,883,709	1,697,532
Total liabilities	1,883,709	1,697,532

Commitments and contingencies

Stockholders’ deficit:
Common stock, par value $0.001; 100,000,000 shares authorized; 36,687,022 and 30,986,601 shares issued and outstanding, respectively	36,687	30,987
Additional paid-in capital	79,096,726	78,872,398
Accumulated deficit	(80,984,823)	(80,600,892)
Total stockholders’ deficit	(1,851,410)	(1,697,507)
Total liabilities and stockholders’ deficit	$32,299	$25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SARATOGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating Expense:
General and administrative expense	$101,647	$72,164	$292,681	$223,175
Total operating expense	101,647	72,164	292,681	223,175

Operating loss	(101,647)	(72,164)	(292,681)	(223,175)

Other Expense
Interest expense	(31,979)	(25,729)	(91,250)	(72,500)
Total other expense	(31,979)	(25,729)	(91,250)	(72,500)

Net loss	(133,626)	(97,893)	(383,931)	(295,675)

Net loss per common share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic	36,687,022	30,986,601	34,492,280	30,986,601
Diluted	36,687,022	30,986,601	34,492,280	30,986,601

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SARATOGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Net	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit
Balance, December 31, 2020	30,986,601	$30,987	$78,872,398	$(80,600,892)	$(1,697,507)

Stock-based employee compensation	—	—	560	—	560

Common stock issued for cash	3,000,000	3,000	117,000	—	120,000

Net loss	—	—	—	(120,480)	(120,480)

Balance, March 31, 2021	33,986,601	$33,987	$78,989,958	$(80,721,372)	$(1,697,427)

Stock-based employee compensation	—	—	1,337	—	1,337

Common stock issued for accrued liabilities	2,700,421	2,700	105,317	—	108,017

Net loss	—	—	—	(129,825)	(129,825)

Balance, June 30, 2021	36,687,022	$36,687	$79,096,612	$(80,851,197)	$(1,717,898)

Stock-based compensation	—	—	115	—	115

Net loss	—	—	—	(133,626)	(133,626)

Balance, September 30, 2021	36,687,022	$36,687	$79,096,727	$(80,984,823)	$(1,851,410)

			Additional		Total
	Common Stock		Paid-in	Net	Stockholders’
	Shares	Amount	Capital	(Loss)	Deficit
Balance, December 31, 2019	30,986,601	$30,987	$78,868,683	$(80,190,635)	$(1,290,965)

Stock-based employee compensation	—	—	1,126	—	1,126

Net loss	—	—	—	(101,258)	(101,258)

Balance, March 31, 2020	30,986,601	$30,987	$78,869,809	$(80,291,893)	$(1,391,097)

Stock-based employee compensation	—	—	672	—	672

Net loss	—	—	—	(96,524)	(96,524)

Balance, June 30, 2020	30,986,601	$30,987	$78,870,481	$(80,388,417)	$(1,486,949)

Stock-based employee compensation	—	—	901	—	901

Net loss	—	—	—	(97,893)	(97,893)

Balance, September 30, 2020	30,986,601	$30,987	$78,871,382	$80,486,310	$1,583,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SARATOGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(383,931)	$(295,675)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	2,012	2,699
Changes in operating assets and liabilities:
Accounts payable	22,201	(9,862)
Accrued liabilities	270,782	287,901
Net cash used in operating activities	(88,936)	(14,937)

Cash flows from financing activities
Advances from related party	1,210	14,053
Common stock issued for cash	120,000	—
Net cash provided by financing activities	121,210	14,053

Net increase (decrease) in cash and cash equivalents	32,274	(884)
Cash and cash equivalents, beginning of period	25	901
Cash and cash equivalents, end of period	$32,299	$17

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—

Supplemental non-cash operating and financing activities
Common stock issued for accrued liabilities	$108,017	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SARATOGA RESOURCES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

Saratoga Resources, Inc. is a “blank check” company seeking the acquisition and/or development of profitable, or potentially profitable, business opportunities with a focus on energy resources to meet 21st century energy demands. The company historically operated as an oil and gas operating company but no longer conducts any oil and gas operations or holds any material oil and gas assets. The company’s current focus is seeking a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The company has not selected any specific business combination target and has not initiated any substantive discussions with any business combination target.

Our financial statements include the accounts of Saratoga Resources, Inc., a Texas corporation, and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Unless otherwise specified or the context otherwise requires, all references in these notes to “Saratoga”, “Company” “we,” “us” or “our” are to Saratoga Resources, Inc., and its subsidiaries.

Financial Statements Presented

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete financial presentation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Loss Per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities (see Note 5 – “Common Stock”).

NOTE 2. GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America which contemplate the continuation of the Company as a going concern. Since exiting bankruptcy in 2016, the Company has had no material operations, has incurred ongoing losses and has no material operating assets. The Company incurred a loss from operations of $383,931 for the nine months ended September 30, 2021 and has a working capital deficit of $1,851,410 at September 30, 2021. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s principal officer has advanced funds from time to time as necessary to support basic corporate functions but the Company lacks revenues and lacks resources to support any material operations in the absence of ongoing funding from its principal officer or other sources. To address these matters, the Company, in March 2021, secured $120,000 of funding from the sale of common stock to support efforts to return the Company to reporting status as a public company.

Approximately $187,500 of the loss incurred during the nine-month period ended September 30, 2021, and approximately $1,600,500 of the accrued liabilities, and working capital deficit, reflected at September 30, 2021, related to deferred salary, and interest accrued on deferred salary, owed to the Company’s Chief Executive Officer. Until such time as the Company’s board of directors determines that the Company has adequate financial resources to pay deferred accrued salary owing the Chief Executive Officer, none of such salary and accrued interest is payable.

The funds on hand at September 30, 2021 are not adequate to support any material operations and the Company continues to require additional funding to support any material operations going forward.  There can be no assurance that the Company will be successful in its efforts.

NOTE 3. RELATED PARTY TRANSACTIONS

On January 25, 2017, the Company entered into an employment agreement with its Chairman and Chief Executive Officer. The agreement provides for a base salary of $250,000 annually, has a three-year term, and automatically renews for additional one-year terms thereafter unless either party provides notice of non-renewal at least thirty days in advance of the end of the then current term. The employment agreement includes a deferral and accrual provision under which the base salary started to accrue from May 26, 2016, the date of rejection of the officer’s prior employment agreement, and all base salary accruing from that date accrue and payment is deferred until such time as the Company’s board determines that the Company has adequate financial resources to pay such deferred amounts and current base salary, in part or in whole. Salary deferred under such provision bears simple interest at ten percent per annum. At September 30, 2021, $1,320,833 of deferred salary under the agreement, and $279,667 in interest payable on the deferred salary was included in accrued liabilities in the accompanying consolidated financial statements. During the three and nine months ended September 30, 2021, the Company expensed $31,979 and $91,250, respectively, in interest expense on deferred salary under the agreement.

The Chief Executive Officer, Thomas Cooke, provides office space free of charge and has advanced to us $1,210 as of September 30, 2021 to cover certain routine costs of maintaining our corporate existence, records and other routine items. Advances by Mr. Cooke are repayable on demand and do not bear interest.

The Company and its two previous independent members of the Board of Directors agreed to defer the board members’ compensation until such time as the Company’s board determines that the Company has adequate financial resources to pay such deferred amounts, in part or in whole. The independent directors served as directors of the Company until their passing in 2020 and 2021, respectively. At September 30, 2021, $190,508 of deferred compensation was included in accrued liabilities in the accompanying consolidated financial statements.

NOTE 4. COMMITMENTS AND CONTINGENCIES

At September 30, 2021 the Company’s management was not aware, and as of the date of this report is not aware of any commitments and / or contingencies that could have a material adverse effect on its results of operations, cash flows or financial condition.

NOTE 5. COMMON STOCK

Loss per Common Share

For the nine months ended September 30, 2021 and 2020, the following options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Nine Months Ended
	September 30,
	2021	2020
Stock options	635,000	735,000
Totals	635,000	735,000

A reconciliation of the components of basic loss per common share is presented in the tables below:

	Nine Months Ended
	September 30,
	2021	2020
Loss attributable to common stock	$(383,931)	$(295,675)

Weighted average number of shares outstanding, basic	34,492,280	30,986,601

Loss per share, basic	(0.01)	(0.01)

Number of antidilutive stock options and warrants excluded from calculation above	635,000	735,000

Common Stock Activity

In March 2021, the Company entered into Securities Purchase Agreements with two unaffiliated accredited investors pursuant to which the Company sold, the investors purchased, an aggregate of 3,000,000 shares of common stock at $0.04 per share, or an aggregate of $120,000.

In June 2021, the Company entered into Debt Conversion Agreements with its Chief Executive Officer and with the Company’s legal counsel. Pursuant to the Debt Conversion Agreement with the Company’s Chief Executive Officer, 2,358,421 shares of restricted common stock were issued in full settlement of $69,337 of advances to the Company and $25,000 of accrued interest owing with respect to deferred and accrued salary, or an aggregate of $94,337, representing a conversion price of $0.04 per share. Pursuant to the Debt Conversion Agreement with the Company’s legal counsel, 342,000 shares of restricted common stock were issued in full settlement of $13,680 of accrued legal fees.

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

Stock Option Activity

Stock based compensation expense attributable to common shares and grants of options was $2,012 and $2,699, during the nine months ended September 30, 2021 and 2020, respectively. The unamortized amount of stock-based compensation that had not been recorded was $0 and $3,027 as of September 30, 2021 and 2020, respectively.

There were 25,000 stock options granted, 125,000 stock options forfeited and none were exercised during nine months ended September 30, 2021.

In June 2021, the Company granted to an unaffiliated consultant as partial consideration for services a stock option to purchase 25,000 shares of our common stock at $0.04 per share for a term of ten years. The options are exercisable for a term of ten years at $0.04 per share and vested in full on grant date. The grant date value of the options was $1,000. The options were valued using the Black-Scholes model with the following assumptions: 296% volatility; 5.0 year estimated life; zero dividends; 0.74% discount rate; and, quoted stock price and exercise price of $0.04.

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2020	735,000	$0.28	$0.24	2.7	$—
Granted	25,000	0.04	0.04	9.7	—
Exercised	—	—	—	—	—
Forfeited	(125,000)	0.66	0.40	—	—
Outstanding at September 30, 2021	635,000	0.20	0.20	1.8	—
Exercisable at September 30, 2021	635,000	$0.20	$0.20	1.8	$—

(1)	The intrinsic value of an option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option. On June 4, 2019, the last reported sales price of our common stock was $0.02 per share.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since our exit from bankruptcy in 2016, we have had no material operations and we presently have no material operating assets. Our current business objective is to seek a business combination with an operating company. We intend to use our limited financial resources in connection with such activities. We expect to utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●	may significantly reduce the equity interest of our stockholders;

●	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

●	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Results of Operations

We have had no material operations and had no operating revenues during the three and nine months ended September 30, 2021 and 2020.

During the three months ended September 30, 2021 and 2020, we reported net losses of $133,626 and $97,893, respectively. For the nine months ended September 30, 2021 and 2020, we reported net losses of $383,931 and $295,675, respectively. The losses during each of those periods arose from corporate maintenance costs, salary accrued to our sole officer and accrued director fees.

In 2021, we incurred one-time expenses associated with preparation and filing of our Form 10 registration statement, including legal, accounting, auditing and other costs of our efforts to resume public trading in our common stock. With the effectiveness of our Form 10 registration statement, in September 2021, we anticipate that our expenses will increase as a result of being a public company (for legal, financial reporting, accounting, auditing and associated costs), our efforts to resume trading in our common stock and our efforts to identify and consummate a transaction with prospective business combination candidates.

Until such time, if ever, as we consummate a transaction with a business combination candidate, we do not expect to realize any operating revenues.

Liquidity and Capital Resources

As of September 30, 2021 and December 31, 2020, we had no business operations and limited cash resources.

As of September 30, 2021, we a cash balance of $32,299. At that date, we had a deficit in working capital of $1.9 million, principally reflecting accrued salary owed to our sole officer ($1,320,833), interest on accrued salary owed to our sole officer ($279,667) and accrued director fees payable to our former non-employee directors ($190,508).

In early 2021, we sold 3,000,000 shares of common stock to two unaffiliated investors for $120,000. We have used the proceeds of that stock issuance principally to support our efforts to resume public trading in our common stock and commence efforts to identify and consummate a transaction with a business combination candidate. Such costs have included, but are not limited to, paying the costs of bringing our financial statements current and auditing the same, payment of legal fees and other costs associated filing our Form 10 registration statement, payment of transfer agent and related fees. Our Form 10 registration statement was completed, filed and became effective in September 2021.

In June 2021, we issued (i) to our Chief Executive Officer 2,358,421 shares of common stock in full settlement of $69,337 of advances and $25,000 of interest on accrued salaries, and (ii) to legal counsel 342,000 shares of common stock in full settlement of $13,680 of accrued legal fees.

We are dependent upon the funding provided by our 2021 common stock sale and any interim funding that may be provided by management or an affiliated party to support our costs through consummation of a transaction with a business combination candidate. There can be no assurance that the funds provided by our 2021 common stock sale will be adequate to support our efforts to complete resumption of trading in our common stock or complete a transaction with a business combination candidate or that we can secure additional funding, if needed, to complete those efforts.

Our audited consolidated financial statements for the years ended December 31, 2020 and 2019 include a qualification for “going concern,” reflecting a risk that we will not be able to sustain operations for the next twelve months.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2021, our only contractual obligation was an employment agreement with our sole officer.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our audited consolidated financial statements for the years ended December 31, 2019 and 2020, and are included in our Form 10 registration statement. None of our accounting policies are considered critical accounting policies.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021. Such conclusion reflects the assumption of duties of principal financial officer by our chief executive officer and the resulting lack of segregation of duties. Until we are able to remedy these material weaknesses, we are relying on third party consultants and our accounting firm to assist with financial reporting.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6	EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

SARATOGA RESOURCES, INC.
Date: October 29, 2021
	By:	/s/ Thomas Cooke
Thomas Cooke
CEO and President (Principal Executive Officer and Principal Financial Officer)

