Form 10-K
period 2021-12-31
SARATOGA RESOURCES INC /TX
filed 2022-04-15
CIK 1096339

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-27563

SARATOGA RESOURCES, INC.

(Exact name of registrant specified in its charter)

Texas	76-0314489
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1304 Alta Vista, Austin, Texas 78704

(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (512) 940-1948

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
NA	NA	NA

 Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes  ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, based on the closing sales price of the registrant’s common stock on that date, was approximately $0. Shares of common stock held by each current executive officer and director and by each person known by the registrant to own 10% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates.

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of April 13, 2022 was 36,687,022.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our assets and activities and results, our intentions and strategies regarding future assets and activities, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our activities, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” and “Saratoga” refer to Saratoga Resources, Inc., a Texas corporation.

PART I

Item 1.      Business

General

Saratoga Resources, Inc. is a development stage company focused on commercial exploitation of its portfolio of seismic licenses to participate in the acquisition and development of leases to support (i) oil and gas exploration and development and (ii) sequestration and storage of carbon dioxide.

History

We were incorporated under the laws of the State of Texas in 1990. From inception through 2016, we were engaged in the development and operation of various oil and gas assets which, at its peak, covered more than 50,000 acres across the transitional coastline and protected in-bay environment on parish and states leases of south Louisiana and in the shallow Gulf of Mexico shelf.

Following a steep decline in energy prices, in mid-2015, we, and our subsidiaries, filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court to restructure our obligations and capital structure. In May 2016, the bankruptcy court approved, and in June 2016 we completed, the sale of substantially all of our assets. On November 2, 2016, our plan of reorganization became effective, our debts were discharged and we exited bankruptcy.

Following our exit from bankruptcy, we conducted nominal operations with respect to oil and gas assets retained under our Plan of Reorganization, selling certain retained oil and gas interests and rights in 2016 and 2017 to support ongoing operations. Ultimately, all remaining leases expired. From 2016 till implementation of our current business plan in late 2021, we conducted nominal operations.

Prior to our bankruptcy filing, we were subject to the reporting requirements of the Exchange Act and our common stock was listed on the NYSE Mkt (now known as the NYSE American). We were delisted from the NYSE Mkt as a result of our bankruptcy filing. With our lack of financial resources to support ongoing reporting obligations under the Exchange Act, we ceased filing reports under the Exchange and, as result, our Exchange Act registration was revoked in 2019.

In 2021, we filed a Form 10 Registration Statement (the “Form 10”) with the Securities and Exchange Commission which became effective in September 2021, after which date we again became subject to the reporting requirements of the Exchange Act and resumed reporting thereunder.

Our initial focus as discussed in our Form 10 was to seek opportunities in the “green” energy space with the potential to advance the de-carbonization of the atmosphere and, secondarily, in traditional oil and gas development to meet energy demands pending transition to a carbon-neutral economy.

After conducting discussions with potential sources for acquisition candidates and evaluating developing market opportunities, our board of directors determined that our existing seismic licenses presented attractive opportunities to support commercial operations in both our “green” and traditional energy target markets without the anticipated dilution associated the acquisition of other businesses.

Seismic License Portfolio

In our pre-bankruptcy oil and gas operations, we acquired multiple seismic data licenses to support our then oil and gas drilling and development. Each of those licenses were non-transferrable and were retained by Saratoga following its bankruptcy.

The seismic licenses cover more than 430 square miles in the transitional coastline and protected in-bay environment of south Louisiana and the Gulf of Mexico. Those licenses were originally acquired for cash consideration of more than $1,200,000.

Previously, we drilled six productive oil and gas wells on acreage covered by the 400 square mile Breton Sound 3D seismic license.

We have commenced efforts to exploit our seismic license portfolio to identify attractive acreage that may be available for lease both for oil and gas exploration and for sequestration of CO2.

Oil and Gas Opportunity

With the resumption of global economic growth following the sharp drop in economic activity in the initial months of the COVID-19 pandemic, energy demand and energy prices have strengthened markedly during 2021, with U.S. benchmark West Texas Intermediate oil prices rising from $47.62 on the first trading day of 2021 to $73.79 as of December 24, 2021, up 54%, and Henry Hub natural gas prices rising from a January 2021 opening price of $2.60 per mcf to $3.96 per mcf as of December 21, 2021, up 52%.

While we do not presently hold any oil and gas leases or operate any wells and have no oil and gas reserves, with global crude oil production down at year-end 2021 from pre-pandemic levels and demand returning to pre-pandemic levels and projected to continue to grow through 2050[1], we believe that our seismic license portfolio and track record operating in Louisiana state waters position us to successfully resume oil and gas exploration and development operations to meet continuing energy demands pending a more broad-based transition to non-carbon based energy sources.

We have commenced discussions with Crescent Drilling & Production, Inc. regarding potential joint efforts to identify and lease attractive acreage to resume oil and gas drilling and development operations utilizing our seismic license portfolio. Crescent previously served as our engineering partner and was responsible for engineering, drilling and well management on 14 new well drills and 12 workovers. While discussions with Crescent have not yet resulted in a definitive agreement, we anticipate that Crescent will be contracted to provide substantially all essential engineering services to commence identification of prospects based on our seismic library and drilling and well operations on wells that we may drill.

We intend to contract with land services providers, geologists and other service providers to seek and secure leasehold acreage, evaluate geological characteristics of prospects and provide other necessary service to support all aspects of oil and gas operations.

Carbon Capture and Storage (CCS) Opportunity

Overview[2] Carbon capture and storage, also known as sequestration or CCS, is a process involving capturing man-made carbon dioxide (CO2) at its source and storing it permanently underground. Direct air capture of CO2 is an emerging technology which, if proven, would also fall under the umbrella of CCS. Governmental bodies and private industry have identified CCS as an important tool in the reduction of greenhouse gas emitted into the atmosphere.

Since 2010, Congress has provided $7.3 billion in appropriations for Department of Energy CCS-related activities.

According to the Global CCS Institute, in 2020 there were 24 facilities worldwide capturing and injecting CO2 of which 12 are in the United States. Within the U.S., those facilities presently operate in five industrial sectors: chemical production, hydrogen production, fertilizer production, natural gas processing and power generation. Each of those facilities captures and injects CO2 in underground geologic formation or use the CO2 to increase oil production from aging fields, or enhanced oil recovery (EOR).

Congress has incentivized development of CCS projects through creation of the Internal Revenue Code Section 45Q tax credit of $50 per ton for carbon sequestration or its use as a tertiary injectant for EOR or other designated purposes. Recent Internal Revenue Service guidance and regulations on this tax credit are intended to provide increased certainty for industry by establishing processes and standards for “secure geologic storage of CO2,” among other requirements.

CCS Process. CCS involves three main steps: (1) capturing and separating CO2 from other gases; (2) compressing and transporting the captured CO2 to the sequestration site; and (3) injecting the CO2 in subsurface geological reservoirs.

____________________

1 U.S. Energy Information Administration, International Energy Outlook 2021.

2 Congressional Research Service: Carbon Capture and Sequestration (CCS) in the United States; October 18, 2021.

       Each step in the CCS process entails challenges of a technical, economic, practical and other natures. Large scale implementation of CCS will require technological and other advances to bring costs down and, pending improved costs, substantial governmental support.

The first phase of CCS, CO2 capture and separation, is the most technically challenging and costly step in the CCS process with multiple approaches presently in use or under evaluation.

The second phase of CCS, compressing and transporting CO2, involves less technical challenges and most commonly entails use of pipelines. While there is an established pipeline network in the U.S. transporting CO2 to oil fields for use in EOR, expansion of that pipeline network to support CCS would entail substantial challenges in terms of regulatory clearances, rights-of-way acquisition, safety issues, operating issues, financial issues and other challenges.

The third phase of CCS, CO2 injection and sequestration, involves injection of CO2 in a fluid, or supercritical, state into geological formations typically being either (1) depleted oil and gas reservoirs, (2) deep saline reservoirs, or (3) unmineable coal seams. The pressure in those formations would typically be sufficient to assure that the injected CO2 remains supercritical reducing the likelihood of the CO2 from migrating out of the geological formation. In each instance, the geological formation would require an overlying caprock to assure that the CO2 remains trapped underground.

Existing technologies utilized in the oil and gas industry are expected to be readily adaptable for the long-term storage and monitoring of CO2.

According to estimates by the U.S. Department of Energy (DOE), U.S. storage capacity for CO2 ranges from 2.6 trillion to 22 trillion tons of CO2.

Gulf Coast CCS Market. With substantial industry located along, and substantial CO2 emissions from industry along, the U.S. Gulf coast, and a large base of depleted offshore oil and gas reservoirs, a variety of state governments and governmental, quasi-governmental and private entities have committed substantial time, funding and resources to the study the feasibility and development of CCS as both a means of addressing reduction in atmospheric CO2 and the development of CCS-based industry.

In 2021, ExxonMobil announced plans to develop a $100+ billion CCS project in and around the Houston Ship Channel with a view to partnering with the largest CO2 emitters in the area to capture 100 million tons per year of CO2 by 2040. ExxonMobil, in turn, engaged in discussions with the Biden administration to facilitate the commercial viability of CCS projects and the infrastructure bill advocated by the Biden administration and enacted into law included amendments to the Outer Continental Shelf Lands Act of 1953 to allow leasing and permitting specifically for CCS. To further ExxonMobil’s CCS plan, in November 2021, ExxonMobil reinterred the U.S. Gulf of Mexico Continental Shelf lease market and was the high bidder on 94 tracts, spending $14.9 million.[3]

In Louisiana, the Southeast Regional Carbon Sequestration Partnership (SECARB), a program at the Southern States Energy Board, and the Gulf of Mexico Partnership for Offshore Carbon Storage (GoMCarb) are actively evaluating CCS potential in Louisiana state waters with a focus on depleted oil and gas fields as well as use of CO2 in EOR in active oil and gas fields.

GoMCarb has identified a number of advantages associated with Offshore CCS in the Gulf of Mexico, including the existence of one of the most studied geological basins in the worlds, a high concentration of industrial CO2 emission sources, one of the country’s largest volume, lowest risk geology sinks, CO2 industrial sources close to large offshore sinks, existing CO2 capture and transportation facilities are in place and commercial EOR is available to offset cost.

According to the EPA, in 2016, Louisiana ranked 5th among U.S. states in CO2 emissions at approximately 220 million tons.

Focused on preserving the viability of local industry in a low-carbon environment, Louisiana officials and investors have followed the long-term studies of CCS viability in Louisiana and existing CCS projects in other industrialized regions with a view to creating a carbon storage hub along the Louisiana gulf coast. To that end, the Louisiana Legislature passed a bill to lower bureaucratic hurdles to CCS and the state has applied to the EPA for authority to permit carbon storage sites.[4]

Market Approach. Our plan to enter the Louisiana CCS market is centered around utilization of our existing 3D seismic data portfolio. We plan to utilize our seismic data to evaluate and identify optimal geological structures for use in the long-term storage of CO2. We will seek to monetize that information through direct acquisition of acreage positions or through partnering with third parties through joint ownership and operation of such acreage or through fee for service arrangements.

_________________________

3 Energy Intelligence; Exxon Eyes CCS in Active US Gulf Lease Sale; November 17, 2021.

4 Houston Chronicle.com; On Gulf Coast, is Carbon Storage the Next Big Thing? October 29, 2020.

We believe that the availability of 3D seismic data will be essential to properly identifying and evaluating appropriate CCS geological structures. Evidencing such belief, GoMCarb notes on its website that it is utilizing 3D seismic data to study how multiple reservoir storage projects interact within one basin system, focusing on pressure influences on stratigraphy and overall structure. Further SECARB-USA participants note that the use of 3D seismic is considered industry best practice in evaluating the drilling for reservoirs targeted for use in CCS although the EPA has not yet weighed in on the use, extent and quality of seismic or alternative methods to evaluate reservoirs.[5]

In order to implement our CCS strategy, we intend to retain experienced engineers and professionals to evaluate acreage for CCS use utilizing our 3D seismic portfolio. We have commenced discussions with Crescent Drilling, our oil and gas drilling service provider, and GeoX Energy, regarding establishment of a contractual relationship to implement all technical aspects of our CCS strategy.

There can be no assurance that we will be successful in securing any financing required to carry out our planned oil and gas and CCS operations or that we will be able to successfully operate either or both of the operating segments.

Competition

We expect to encounter intense competition from other entities engaged in the oil and gas exploration and production business in areas covered by our seismic license portfolio or engaged in the storage phase of the CCS business in the state waters of the coast of Louisiana. Many of these entities may be well established and have extensive experience in the markets in which we compete. Many if not most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that our seismic data portfolio will be advantageous in our efforts to compete in our target markets, our ability to compete will be limited by our limited financial and human resources.

The CCS market is a relatively new market. Numerous global companies have entered, or announced plans to enter, the CCS market and we expect many additional companies to enter the CCS market and that such new entrants will result in intense competition.

Additionally, CCS is one of many approaches focused on minimizing CO2 in the atmosphere. Other approaches to reduction in atmospheric CO2 levels may enjoy greater public acceptance or superior economic opportunities. If competing approaches are more favorably received, we may be unable to successfully capitalize on the perceived value of our seismic data to support carbon sequestration, or we may realize lower levels of revenue than would be the case in the absence of such alternatives.

Even if CCS is determined to be a financial viable approach to CO2 reduction, our success will be dependent upon our ability to secure necessary capital to support our operations and attract and retain employees and consultants with the requisite expertise to support our planned operations. Competition for such personnel is expected to be intense. If we are unable to secure necessary capital to support operations or to attract and retain such personnel, we may be unable to successfully compete in our target markets.

Employees

We presently have one employee, our Chief Executive Officer, who devotes substantially all of his time to our affairs. With the commencement of our efforts in the oil and gas and CCS markets, we anticipate that we will require additional personnel to support our operations. We anticipate that such personnel will be a mix of employees and outside contract personnel.

Regulation

Oil and Gas Industry. The oil and gas industry is subject to regulation by numerous national, state and local governmental agencies and departments. Compliance with these regulations is often difficult and costly and noncompliance could result in substantial penalties and risks. Most jurisdictions in which we expect to operate also have statutes, rules, regulations or guidelines governing the conservation of natural resources, including the unitization or pooling of oil and gas properties and the establishment of maximum rates of production from oil and gas wells. Some jurisdictions also require the filing of drilling and operating permits, bonds and reports. The failure to comply with these statutes, rules and regulations could result in the imposition of fines and penalties and the suspension or cessation of operations in affected areas.

CCS Industry. The CCS industry is a new and developing industry. Federal, state and local regulation of the CCS industry is still developing and subject to potential change. The storage of CO2 phase of the industry is expected to be regulated in a manner similar to the oil and gas industry wherein drilling and operating permits are required, bonds, reporting and similar requirements where failure to comply with such regulations are subject to fines and penalties and potential suspension or cessation of operations. Because the applicable regulatory regime to support CCS is new and evolving there can be no assurance that such regime will be conducive to successful operations or will not result in the incurrence of high costs.

________________________

5 Carbon Capture in the Southeast; SECARB-USA Webinar; August 25, 2021.

Environmental Regulation. Various federal, state and local laws and regulations relating to the protection of the environment, including the discharge of materials into the environment, may affect both our planned oil and gas operations and our planned CCS operations. These laws and regulations, among other things, govern the amounts and types of substances that may be released into the environment, the issuance of permits to conduct exploration, drilling and production operations, the discharge and disposition of generated waste materials and waste management, the reclamation and abandonment of wells, sites and facilities, financial assurance under the Oil Pollution Act of 1990 and the remediation of contaminated sites. These laws and regulations may impose substantial liabilities for noncompliance and for any contamination resulting from our operations and may require the suspension or cessation of operations in affected areas.

We expect to routinely obtain permits for our facilities and operations in accordance with applicable laws and regulations on an ongoing basis. There can be no assurance that we will not incur issues that have a significant adverse effect on the permitting process or permit compliance status of any of our facilities or operations.

The ultimate financial impact of environmental laws and regulations is neither clearly known nor easily determined as new standards are enacted and new interpretations of existing standards are rendered. Environmental laws and regulations are expected to have an increasing impact on our operations. In addition, any non-compliance with such laws could subject us to material administrative, civil or criminal penalties, or other liabilities. Potential permitting costs are variable and directly associated with the type of facility and its geographic location. Costs, for example, may be incurred for air emission permits, spill contingency requirements, and discharge or injection permits. These costs are considered a normal, recurring cost of our planned operations and not an extraordinary cost of compliance with government regulations.

We are committed to the protection of the environment throughout our operations and believe our operations will be in substantial compliance with applicable environmental laws and regulations. We believe environmental stewardship is an important part of our daily business and will continue to make expenditures on a regular basis relating to environmental compliance. We do not presently maintain insurance coverage for spills, pollution and certain other environmental risks, but may seek such coverage in the future but do not expect to be fully insured against all such risks. Since environmental costs and liabilities are inherent in our operations and in the operations of companies engaged in similar businesses and since regulatory requirements frequently change and may become more stringent, there can be no assurance that material costs and liabilities will not be incurred in the future.

Corporate Information

Our offices are located at 1304 Alta Vista, Austin, Texas 78704 and our telephone number is (512) 940-1948. Our offices are provided on a rent free basis by our Chief Executive Officer. We expect that our offices will be relocated in the future to a suitable location to support our operations in Louisiana.

Smaller Reporting Company Status. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Development Stage Company Status. We are a development stage company and have not yet generated operating revenues since adopting our current business plan.

Shell Company Status. Prior to adoption of our current business plan, we had no or nominal operations and no or nominal assets. As such, we were a “shell company” as defined in Rule 405 under the Securities Act. “Restricted securities”, as defined in Rule 144 under the Securities Act, that we sold while we were a “shell company”, including securities sold pursuant to the resale restrictions of Rule 502(d) under Regulation D promulgated under the Securities, will not be eligible for resale in reliance on Rule 144 until one year after the filing of this Form 8-K providing the “Form 10 Information” reflecting termination of our shell company status.

Penny Stock Status. Our common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act of 1934. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult to sell our common stock.

Web Site Access to Reports

Our Web site address is www.saratogaresourcesinc.com. We make available, free of charge on our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this report and you should not consider information contained on our website as part of this report.

Item 1A.      Risk Factors

Not applicable.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.      Properties

We do not presently have any physical facilities. Current operations are conducted from facilities provided by our President free of charge.

Item 3.      Legal Proceedings

We may from time to time be a party to lawsuits incidental to our business. As of April 13, 2022, we were not aware of any current, pending or threatened litigation or proceedings that could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market in our common stock. Our common stock is not listed for trading on any national securities exchange nor are bid or asked quotations reported in any over-the-counter quotation service.

Approximately 12.7 million shares of our common stock are restricted securities subject to the resale restrictions of Rule 144 as of the date of this Registration Statement. We cannot estimate the number of shares of our common stock that our existing stockholders will elect to sell under Rule 144.

In connection with our 2021 issuance of common stock for cash, we granted “piggyback” registration rights to two holders of an aggregate of 3,000,000 shares of our common stock. Pursuant to those “piggyback” rights, if we file a registration statement relating to the sale of shares of our stock, with exceptions, we must notify the holders of the shares in question and those shareholders have a right to have said shares included in such registration statement. Otherwise, we have no agreement with any security holder to register under the Securities Act for sale any shares of our common stock.

Holders

As of April 13, 2022, we had approximately 1,500 record holders of our common stock.

Dividends

To date, we have not paid any cash dividends. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors, and will depend on then-existing conditions, including our financial condition, capital requirements and other factors our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities effected in column (a))
Equity compensation plans approved by security holders (1)	635,000	0.20	—
Equity compensation plans not approved by security holders	—	—	—
Total	635,000	0.20	—

______________________

(1)	Consists of shares reserved for issuance under the Saratoga Resources, Inc. 2011 Omnibus Incentive Plan (the “2011 Plan”).

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

From our exit from bankruptcy in 2016 till adoption of our current business model in December 2021, we had no material operations and no material operating assets. With the adoption of our business model, our business is focused on utilizing our licensed 3D seismic data portfolio to participate in the acquisition and development of leases to support (i) oil and gas exploration and development and (ii) sequestration and storage of carbon dioxide. We intend to use our limited financial resources, to seek additional funding and to enter into contractual relations to support development of our business.

Results of Operations

We have had no operating revenues during the years ended December 31, 2021 and 2020.

During 2021 and 2020, we reported net losses of $528,636 and $410,257, respectively. The losses during each of those periods arose from corporate maintenance costs, salary accrued to our sole officer and accrued director fees.

In 2021, we incurred one-time expenses associated with preparation and filing of our Form 10 registration statement, including legal, accounting, auditing and other costs of our efforts to resume public trading in our common stock. With the effectiveness of our Form 10 registration statement, in September 2021, our expenses have increased as a result of being a public company (for legal, financial reporting, accounting, auditing and associated costs). Our expenses are expected to further increase as a result of our efforts to resume trading in our common stock and our commencement of operations to commercialize our 3D seismic portfolio.

Liquidity and Capital Resources

As of December 31, 2021, we had a cash balance of $5,689 and a deficit in working capital of $2 million, principally reflecting accrued salary owed to our sole officer ($1.4 million), interest on accrued salary owed to our sole officer ($0.3 million) and accrued director fees payable to our former non-employee directors ($0.2 million).

In early 2021, we sold 3,000,000 shares of common stock to two unaffiliated investors for $120,000. We used the proceeds of that stock issuance principally to support our efforts to resume public trading in our common stock and commence efforts to identify and consummate a transaction with a business combination candidate. Such costs have included, but are not limited to, paying the costs of bringing our financial statements current and auditing the same, payment of legal fees and other costs associated filing our Form 10 registration statement, payment of transfer agent and related fees. Our Form 10 registration statement was completed, filed and became effective in September 2021.

In June 2021, we issued (i) to our Chief Executive Officer 2,358,421 shares of common stock in full settlement of $69,337 of advances and $25,000 of interest on accrued salaries, and (ii) to legal counsel 342,000 shares of common stock in full settlement of $13,680 of accrued legal fees.

Funding provided by our 2021 common stock sale is not sufficient to support our current business plan. We will require additional equity, debt or other financing to support implementation of our business plan as well as our ongoing corporate overhead. There can be no assurance that we will be able to secure additional funding on acceptable terms, or at all, to support our operations.

Our audited consolidated financial statements for the years ended December 31, 2021 and 2020 include a qualification for “going concern,” reflecting a risk that we will not be able to sustain operations for the next twelve months.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2021 and 2020, and are included elsewhere in this registration statement. None of our accounting policies are considered critical accounting policies.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

None

Item 8.	Financial Statements and Supplementary Data

Our financial statements appear immediately after the signature page of this report. See “Index to Financial Statements” on page F-1.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive who also serves as our principal financial officer, we conducted an evaluation as of December 31, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. Such conclusion reflects our chief executive officer’s service as the company’s sole officer, including serving as principal financial officer and the resulting lack of segregation of duties. Until we are able to remedy this material weakness, we are relying on third party consultants to assist with financial reporting.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current executive officers and directors, and their ages and positions, are as follows:

Name	Age	Position
Thomas F. Cooke	73	Chief Executive Officer, President and Chairman

The following is a biographical summary of the business experience of our executive officers and directors:

Thomas F. Cooke co-founded our company in 1990 and has served as our Chief Executive Officer, President and Chairman since 2017. Mr. Cooke served as our Chief Executive Officer and Chairman from 2007 to 2017 and as our Chief Executive Officer, President and Chairman from 1996 to 2007.  In addition, Mr. Cooke has been self-employed as an independent oil and gas producer and investor for more than 40 years.

Rex White and Brad Holmes previously served as directors of the company until their passing in 2021 and 2020, respectively.

There are no family relationships among the executive officers and directors. Except as otherwise provided in employment agreements, each of the executive officers serves at the discretion of the Board.

Involvement in Certain Legal Proceedings

Mr. Cooke was a director and officer of our company at the time of our filing for protection under Chapter 11 of the U.S. Bankruptcy Code in 2015. Pursuant to the terms of the bankruptcy, we transferred substantially all of our assets in settlement of all existing debts. We exited bankruptcy in 2016.

Item 11.        Executive Compensation

Compensation Paid or Accrued

We paid no cash or other consideration to any officers during the years ended December 31, 2020 or 2019. However, we have accrued salary payable to Thomas Cooke pursuant to an employment contract in the amount of $250,000 in each of those years.

Employment Agreement

Thomas Cooke is party to an employment agreement with the company. Pursuant to the terms of the employment agreement, Mr. Cooke serves as our President and Chief Executive Officer.

The term of Mr. Cooke’s employment agreement commenced May 26, 2016 and continued for three years with automatic one year extensions until notice of termination is given by the company in advance of the then applicable expiration date, or the earlier death or resignation of Mr. Cooke or termination for cause.

The employment agreement provides for an annual salary of $250,000 with salary deferred and accrued with simple interest at 10% until such time as our board determines that we have adequate resources to support operations and pay such accrued salary. The employment agreement also provided for the grant to Mr. Cooke of an option to purchase 500,000 shares of common stock for a five-year term.

Outstanding Equity Awards at December 31, 2021

The following table includes certain information with respect to unexercised options held by named executive officers at December 31, 2021:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Thomas Cooke	01/25/17	500,000	—	$0.214	01/24/22

Director Compensation

In January 2017, we adopted a policy establishing compensation arrangements for our non-employee directors. Under that policy, our non-employee directors are entitled to the following compensation:

●	Stock options, granted upon initial appointment as a director, to purchase 50,000 shares of common stock;

●	Annual stock options to purchase 20,000 shares of common stock;

●	An annual retainer of $16,000, subject to the deferral rights described below;

●	Annual fees of $4,000 for each committee on which a director serves, subject to the deferral rights described below; and

●	Annual fees of $8,000 for each committee on which a director serves a chairman (in addition to the annual for service as a member of such committees), subject to the deferral rights described below.

All director fees payable in cash are deferred and accrued until such time as the board affirmatively approves payment of both accrued amounts and current amounts, in part or in whole, based on a determination that we have adequate financial resources to support such payment.

During the year ended December 31, 2021, we paid no cash compensation to our non-employee directors but accrued fees payable to Rex White totaling $8,352.

During the year ended December 31, 2021, we granted no stock options to non-employee directors. As of December 31, 2021, a former non-employee director, who is now deceased, held stock options to purchase 110,000 shares of our common stock.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Unless otherwise indicated, the table below shows the amount of our common stock beneficially owned as of March 25, 2022, by (1) each person known to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and executive officers (collectively, the named executive officers), and (3) all directors and executive officers as a group.

			Number of Shares	Total Number
	Number of Shares		Subject to	of Shares
	Not Subject to		Exercisable Warrants	Beneficially	Percent of
Name of Beneficial Owner	Options		and Options (1)	Owned (1)	Class (1)(2)

Thomas F. Cooke	8,500,843	(3)	—	8,500,843	23.2%
GSO Capital Partners (4)	4,800,000		—	4,800,000	13.1%
Andy Clifford (5)	2,637,164		—	2,637,164	7.2%
Directors and executive officers as a group (1 person) (3)	8,500,843		—	8,500,843	23.2%

________________

*	Ownership is less than 1%.

(1)	Reflects our common stock that could be acquired within sixty days of the record date upon the exercise of outstanding warrants and options.

(2)	Based on 36,687,022 shares of our common stock outstanding as of April 13, 2022.

(3)	Includes 104,148 shares held by Mr. Cooke’s spouse, as to which he disclaims beneficial ownership.

(4)	Address is 345 Park Avenue, New York, NY 10154. Based on a Schedule 13G, Amendment No. 1, filed with the SEC on February 14, 2013. Blackstone/GSO Capital Solutions Fund L.P. and Blackstone/GSO Capital Solutions Overseas Master Fund L.P. (collectively, the “GSO Funds”) respectively hold 3,578,781 and 1,221,219 shares of our common stock. Blackstone/GSO Capital Solutions Associates LLC is the general partner of Blackstone/GSO Capital Solutions Fund LP. GSO Holdings I LLC is the managing member of Blackstone/GSO Capital Solutions Associates LLC. GSO Capital Partners LP is the investment manager of Blackstone/GSO Capital Solutions Overseas Master Fund L.P., and in that respect holds discretionary investment authority for, and may be deemed to be the beneficial owner of the shares held by, Blackstone/GSO Capital Solutions Overseas Master Fund L.P. GSO Advisor Holdings L.L.C. is the general partner of GSO Capital Partners LP. Blackstone Holdings I L.P. is the sole member of each of GSO Holdings I LLC and GSO Advisor Holdings L.L.C. Blackstone Holdings I/II GP Inc. is the general partner of Blackstone Holdings I L.P. The Blackstone Group L.P. is the controlling shareholder of Blackstone Holdings I/II GP Inc. Blackstone Group Management L.L.C. is the general partner of The Blackstone Group L.P. Stephen A. Schwarzman is the founding member of Blackstone Group Management L.L.C. In addition, each of Bennett J. Goodman, J. Albert Smith III and Douglas I. Ostrover, each of whom serves as an executive of GSO Holdings I LLC, which is an affiliate of Blackstone/GSO Capital Solutions Associates LLC, may have shared investment control with respect to the common stock held by the GSO Funds.

(5)	Includes (i) 2,500,000 shares held by CPK Resources of which Mr. Clifford is the principal officer and owner, (ii) 5,886 share by Mr. Clifford’s SEP-IRA, and (iii) 4,173 shares held by the SEP-IRA of Mr. Clifford’s spouse, at to which he disclaims beneficial ownership.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Our Chief Executive Officer, Thomas Cooke, provides office space free of charge and had advanced to us $69,337 as of December 31, 2020 to cover certain routine costs of maintaining our corporate existence, records and other routine items. Advances by Mr. Cooke are repayable on demand and do not bear interest. Additionally, as of December 31, 2021, accrued salary of $1,383,333 and accrued interest on deferred salary totaling $313,187 was owing and payable to Mr. Cooke.

In June 2021, we issued 2,358,421 shares of restricted common stock to Mr. Cooke in full settlement of the $69,337 of advances and $25,000 of interest accrued on deferred salary owing to Mr. Cooke.

Other than the above, during 2021 and 2020 there were no material transactions between us and our officers, directors or principal shareholders.

Our directors, as of December 31, 2020, were Thomas Cooke and Rex White. Mr. Cooke is an officer and is not considered independent under the standards of the NYSE American exchange. Mr. White was independent under those standards. Mr. White has since passed away.

Item 14.        Principal Accountant Fees and Services

The following table summarizes the fees of MaloneBailey LLP, our registered public accounting firm in 2021 and 2020, respectively, billed to us for each of the last two fiscal years:

Fee Category	FY 2021	FY 2020
Audit Fees (1)	$15,000	$15,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$15,000	$15,000

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our Quarterly Reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

We do not presently have independent directors and do not have an audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
1.	Financial statements. See “Index to Financial Statements” on page F-1.
2.	Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Restated Articles of Incorporation of Saratoga Resources, Inc. with amendments, dated May 14, 2010	8-K	05/18/10	3.1

3.2	Amended and Restated Bylaws of Saratoga Resources, Inc. dated May 16, 2011	8-K	05/20/11	3.1

10.1	Employment Agreement, dated January 25, 2017, with Thomas Cooke*	8-K	01/25/17	10.1

10.2	Saratoga Resources, Inc. 2011 Omnibus Incentive Plan*	S-8	09/13/11	10.1

21.1	List of subsidiaries	10-12G	07/21/21	21.1

31.1	Section 302 Certification of CEO and CFO				X

32.1	Section 906 Certification of CEO and CFO				X

99.1	Code of Business Ethics	10-KSB	01/25/06	14.1

*	Compensatory plan or arrangement.
Item 16.	Form 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SARATOGA RESOURCES, INC.
Dated: April 15, 2022

	By:	/s/ Thomas Cooke
Thomas Cooke President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Cooke Thomas Cooke	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)	April 15, 2022

SARATOGA RESOURCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Saratoga Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Saratoga Resources, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor from 2007 through 2015 and since 2021.

Houston, Texas

April 15, 2022

SARATOGA RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$5,689	$25
TOTAL CURRENT ASSETS	5,689	25
TOTAL ASSETS	$5,689	$25

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$74,228	$29,974
Accrued liabilities	1,927,575	1,667,558
TOTAL CURRENT LIABILITIES	2,001,803	1,697,532
TOTAL LIABILITIES	2,001,803	1,697,532

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, par value $0.001; 100,000,000 shares authorized 36,687,022 and 30,986,601 shares issued and outstanding	36,687	30,987
Additional paid-in capital	79,096,726	78,872,398
Accumulated deficit	(81,129,527)	(80,600,892)
TOTAL SHAREHOLDERS’ EQUITY	(1,996,114)	(1,697,507)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,689	$25

The accompanying notes are an integral part of these consolidated financial statements.

SARATOGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
OPERATING EXPENSES
General and administrative	$403,844	$310,465
Total operating expenses	403,844	310,465

Loss from operations	(403,844)	(310,465)

OTHER EXPENSE
Interest expense	(124,792)	(99,792)
Total other expense	(124,792)	(99,792)

Loss before taxes	(528,636)	(410,257)

Income tax expense (benefit)	—	—
Net loss	$(528,636)	$(410,257)
Basic and diluted net loss per common share outstanding	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	36,687,022	30,986,601

The accompanying notes are an integral part of these consolidated financial statements.

SARATOGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	30,986,601	$30,987	$78,868,683	$(80,190,635)	$(1,290,965)

Stock-based compensation	—	—	3,715	—	3,715
Net loss	—	—	—	(410,257)	(410,257)
Balance at December 31, 2020	30,986,601	$30,987	$78,872,398	$(80,600,892)	$(1,697,507)

Stock-based compensation	—	—	2,012	—	2,012
Common stock issued for cash	3,000,000	3,000	117,000	—	120,000
Common stock issued to settle debt	2,700,421	2,700	105,317	—	108,017
Net loss	—	—	—	(528,636)	(528,636)
Balance at December 31, 2021	36,687,022	$36,687	$79,096,727	$(81,129,528)	$(1,996,114)

The accompanying notes are an integral part of these consolidated financial statements.

SARATOGA RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(528,636)	$(410,257)
Adjustments to reconcile net loss to net cash used in operations
Stock-based compensation	2,012	3,715
Change in operating assets and liabilities:
Increase/(decrease) in accounts payable	57,934	(9,862)
Increase in accrued liabilities	354,353	346,191
Net cash used in operating activities	(114,337)	(70,213)

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related party	—	69,337
Proceeds of common stock issued for cash	120,000	—
Net cash provided by financing activities	120,000	69,337

INCREASE (DECREASE) IN CASH	5,663	(876)
Cash, beginning of year	25	901
Cash, end of year	$5,688	$25

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued to settle debt	$108,017	$—

The accompanying notes are an integral part of these consolidated financial statements.

SARATOGA RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

Saratoga Resources, Inc. is a Texas corporation formed in 1990. The Company is a development stage company. Since December 2021, the Company has been focused on commercial exploitation of its portfolio of seismic licenses to participate in the acquisition and development of leases to support (i) oil and gas exploration and development and (ii) sequestration and storage of carbon dioxide.

Our financial statements include the accounts of Saratoga Resources, Inc., a Texas corporation, and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Unless otherwise specified or the context otherwise requires, all references in these notes to “Saratoga”, “Company” “we,” “us” or “our” are to Saratoga Resources, Inc., and its subsidiaries.

Chapter 11 Bankruptcy; Disposal of Oil and Gas Assets; Entry into New Business

On June 18, 2015, the Company and its subsidiaries, The Harvest Group, LLC, LOBO Operating, Inc., LOBO Resources, Inc. and Harvest Oil & Gas, LLC (together the “Debtors”) each filed a voluntary petition under Chapter 11 in the United States Bankruptcy Court for the Western District of Louisiana (the “Bankruptcy Court”) to restructure our obligations and capital structure. The Chapter 11 cases were jointly administered for procedural purposes by the Bankruptcy Court under the caption Harvest Oil & Gas, LLC, ET AL, Case No. 15-50748 (Jointly Administered).

The Debtors operated our business as debtors in possession in accordance with the applicable provisions of title 11 of the United States Code (the “Bankruptcy Code”). The Bankruptcy Court entered all orders sufficient to enable the Debtors to conduct normal business activities, including orders to, among other things and subject to applicable caps for pre-petition items, pay employee wages and benefits, pay certain critical vendors, and forward funds belonging to third parties, including royalty holders, as well as the approval of the Debtors’ use of their secured lenders’ cash collateral and collateral, and the provision of adequate protection related thereto. While the Debtors were subject to Chapter 11, all transactions outside the ordinary course of their business required the prior approval of the Bankruptcy Court.

Effective May 31, 2016, the Company sold substantially all of its assets, including its oil and gas assets, excluding seismic licenses, the Company’s federal leases in the shallow Gulf of Mexico shelf and certain state leases in St. Bernard Parish and St. Mary Parish in Louisiana. The sale was conducted under Section 363 of the Bankruptcy Code and the purchase was made by the holder of the Company’s senior debt utilizing a $10,700,000 credit bid.

On August 30, 2016, the Bankruptcy Court entered an order confirming the Debtors’ Joint Chapter 11 Plan of Reorganization as of August 30, 2016 (the “Plan”).

Pursuant to the Plan, among other things, (i) all holders of equity securities of the Debtors continued to hold such equity securities without adjustment; (ii) except as otherwise provided in the Plan, all liens were cancelled and all claims against the Debtors were discharged and released; and (iii) the Debtors retained certain nominal oil and gas assets, consisting principally of federal leases in the Gulf of Mexico (the “Federal Leases”), Louisiana state and parish leases in St. Bernard Parish and St. Mary Parish, and certain associated site specific trust accounts and seismic licenses.

The Plan became effective on November 2, 2016.

The Debtors incurred significant costs associated with the reorganization. The amount of these costs, which were expensed as incurred, significantly affected our results of operations.

Following exit from bankruptcy, the Company conducted nominal operations with respect to oil and gas assets retained under the Plan, selling certain retained oil and gas interests and rights in 2016 and 2017 to support ongoing operations. Ultimately, all remaining leases expired. From 2016 till implementation of the Company’s current business plan in late 2021, Saratoga conducted nominal operations.

Prior to the bankruptcy filing, the Company was subject to the reporting requirements of the Exchange Act and its common stock was listed on the NYSE Mkt (now known as the NYSE American). The Company’s common stock was delisted from the NYSE Mkt as a result of the bankruptcy filing. With a lack of financial resources to support ongoing reporting obligations under the Exchange Act, the Company ceased filing reports under the Exchange and, as result, Saratoga’s Exchange Act registration was revoked in 2019.

In 2021, the Company filed a Form 10 Registration Statement (the “Form 10”) with the Securities and Exchange Commission which became effective in September 2021, after which date the Company again became subject to the reporting requirements of the Exchange Act and resumed reporting thereunder.

Saratoga’s initial focus as discussed in the Form 10 was to seek opportunities in the “green” energy space with the potential to advance the de-carbonization of the atmosphere and, secondarily, in traditional oil and gas development to meet energy demands pending transition to a carbon-neutral economy.

After conducting discussions with potential sources for acquisition candidates and evaluating developing market opportunities, in December 2021, Saratoga’s board of directors determined that its existing seismic licenses presented attractive opportunities to support commercial operations in both our “green” and traditional energy target markets without the anticipated dilution associated the acquisition of other businesses and adopted a resolution adopting our current business plan.

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

Revenue Recognition

We have had no operating revenues during the years ended December 31, 2021 and 2020.

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

Related party transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of financial statements.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

 Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

 The carrying amount of the Company’s financial instruments, consisting of accounts payable, approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

We routinely assess the realizability of our deferred tax assets. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset is reduced by a valuation allowance. In addition, we routinely assess uncertain tax positions, and accrue for tax positions that are not more-likely-than-not to be sustained upon examination by taxing authorities.

See Note 6 – “Income Taxes”.

Loss Per Share

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the periods. Diluted loss per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities (see Note 5 – “Common Stock”).

NOTE 2. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles accepted in the United States of America which contemplate the continuation of the Company as a going concern. From exiting bankruptcy in 2016 till adoption of its current business plan in December 2021, the Company has had no material operations, has incurred ongoing losses and has no material operating assets. The Company incurred a loss from operations of $403,844 for the year ended December 31, 2021 and has a working capital deficit of $2 million at December 31, 2021. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s principal officer has advanced funds from time to time as necessary to support basic corporate functions but the Company lacks revenues and lacks resources to support any material operations in the absence of ongoing funding from its principal officer or other sources. To address these matters, the Company, during 2021, secured $120,000 of funding from the sale of common stock to support efforts to return the Company to reporting status as a public company. Those funds are not adequate to support any material operations and the Company continues to require additional funding to support any material operations going forward.  There can be no assurance that the Company will be successful in its efforts.

NOTE 3. RELATED PARTY TRANSACTIONS

On January 25, 2017, the Company entered into an employment agreement with its Chairman and Chief Executive Officer. The agreement provides for a base salary of $250,000 annually, has a three-year term, and automatically renews for additional one-year terms thereafter unless either party provides notice of non-renewal at least thirty days in advance of the end of the then current term. The employment agreement includes a deferral and accrual provision under which the base salary started to accrue from May 26, 2016, the date of rejection of the officer’s prior employment agreement, and all base salary accruing from that date accrue and payment is deferred until such time as the Company’s board determines that the Company has adequate financial resources to pay such deferred amounts and current base salary, in part or in whole. Salary deferred under such provision bears simple interest at ten percent per annum. At December 31, 2021 and 2020, $1,383,333 and $1,133,333, respectively, of deferred salary under the agreement, and $313,187 and $213,396, respectively, in interest payable on the deferred salary was included in accrued liabilities in the accompanying consolidated financial statements. During the years ended December 31, 2021 and 2020, the Company expensed $124,792 and $99,792, respectively, in interest expense on deferred salary under the agreement.

The Chief Executive Officer, Thomas Cooke, provides office space free of charge and, as of December 31, 2020, had advanced to us $69,337 to cover certain routine costs of maintaining our corporate existence, records and other routine items. Advances by Mr. Cooke are repayable on demand and do not bear interest.

In June 2021, the Company entered into Debt Conversion Agreements with Mr. Cooke. Pursuant to the Debt Conversion Agreement, 2,358,421 shares of restricted common stock were issued in full settlement of $69,337 of advances Mr. Cooke and $25,000 of accrued interest owing with respect to deferred and accrued salary, or an aggregate of $94,337, representing a conversion price of $0.04 per share.

The Company and its two previous independent members of the Board of Directors agreed to defer the board members’ compensation until such time as the Company’s board determines that the Company has adequate financial resources to pay such deferred amounts, in part or in whole. The independent directors served as directors of the Company until their passing in 2020 and 2021, respectively. At December 31, 2021 and 2020, $190,508 and $182,157, respectively, of deferred compensation was included in accrued liabilities in the accompanying consolidated financial statements.

NOTE 4. COMMITMENTS AND CONTINGENCIES

At December 31, 2021 and 2020, the Company’s management was not aware, and as of the date of this report is not aware of any commitments and / or contingencies that could have a material adverse effect on its results of operations, cash flows or financial condition.

NOTE 5. COMMON STOCK

Loss per Common Share

For the years ended December 31, 2021 and 2020, the following options to purchase shares of common stock were excluded from the computation of diluted net loss per share, as the inclusion of such shares would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Stock options	635,000	735,000
Totals	635,000	735,000

A reconciliation of the components of basic loss per common share is presented in the tables below:

	For the Year Ended December, 31
	2021	2020
Loss attributable to common stock	$(528,636)	$(410,257)
Weighted average number of shares outstanding, basic	36,687,022	30,986,601
Loss per share, basic	(0.01)	(0.01)
Number of antidilutive stock options and warrants excluded from calculation above	635,000	735,000

Common Stock Activity

The Company did not issue any common stock during the year ended December 31, 2020.

During the year ended December 31, 2021, the Company issued the following shares of common stock:

In March 2021, the Company entered into Securities Purchase Agreements with two unaffiliated accredited investors pursuant to which the Company sold, and the investors purchased, an aggregate of 3,000,000 shares of common stock at $0.04 per share, or an aggregate of $120,000.

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

Stock Option Activity

In July 2020, the Company’s management approved a stock option grant to purchase an aggregate of 20,000 shares of common stock to an independent director. The options are exercisable for a term of ten years at $0.14 per share and vest 1/2 every six months. The grant date value of the options was $2,700. The options were valued using the Black-Scholes model with the following assumptions: 296% volatility; 5.4 year estimated life; zero dividends; 0.24% discount rate; and, quoted stock price and exercise price of $0.14.

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

No stock options were exercised during the years ended December 31, 2021 and 2020.

Stock based compensation expense attributable to common shares and grants of options was $2,012 and $3,715, during the years ended December 31, 2021 and 2020, respectively. The unamortized amount of stock-based compensation that had not been recorded was $0 and $1,012 as of December 31, 2021 and 2020, respectively.

Stock option activity during 2021 and 2020 was as follows:

	Number of Shares Underlying Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2019	775,000	$0.46	$0.39	3.3	$—
Granted	20,000	0.14	0.14	9.6	—
Exercised	—	—	—	—	—
Forfeited	(60,000)	2.52	2.22	—	—
Outstanding at December 31, 2020	735,000	$0.28	$0.24	2.7	$—
Granted	25,000	0.04	0.04	9.4	—
Exercised	—	—	—	—	—
Forfeited	(125,000)	0.66	0.40	—	—
Outstanding at December 31, 2021	635,000	0.20	0.20	1.8	—
Exercisable at December 31, 2021	635,000	$0.20	$0.20	1.5	$—

______________

(1)	The intrinsic value of an option is the amount by which the market value of our common stock at the indicated date, or at the time of exercise, exceeds the exercise price of the option. The last reported sales price of our common stock was $0.04 per share.

As of December 31, 2021, no shares remained available for issuance to support new grants under the 2011 Plan.

NOTE 6. INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect currently.

Our effective tax rates may be different than our federal statutory tax rates due to state income taxes associated with income from various locations in which we had operations.

The U.S. federal statutory income tax rate is reconciled to the effective rate at December 31, 2021 and 2020 as follows:

	2021	2020
Income tax expense at U.S. federal statutory rate	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
State and local income taxes, net of federal income tax benefit	—	—
Permanent differences	—	—
Temporary differences	—	—
Effective tax rate	0.0%	0.0%

The components of the net deferred tax assets at December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets by components
Net operating loss	$69,711,435	$69,600,465
Valuation allowance	(69,711,435)	(69,600,465)
Net deferred tax assets	$—	$—

At December 31, 2021 and 2020, we had $188.2 million and $187.7 million, respectively, of federal net operating loss, or NOL, carryforwards.

We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized. Otherwise, a valuation allowance is applied against deferred tax assets reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. To the extent that future taxable income differs significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, significant future issuances of common stock or common stock equivalents could limit our ability to utilize our net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. Future changes in tax law or changes in ownership structure could limit our ability to utilize our recorded tax assets. At December 31, 2021 and 2020, a valuation allowance was provided for the entire balance of the net deferred tax assets in the amounts of $69,711,435 and $69,600,465, respectively.

NOTE 7. SUBSEQUENT EVENTS

In March 2022, the Company received invoices in the amount of approximately $1.8 million for services purportedly performed on the Company’s behalf. The Company has contested the invoices and demanded withdraw of the same as being unsupported due to the Company’s lack of ownership interest in the property in question, the absence of documentation supporting the purported expenses and the untimeliness of such invoices. The Company intends to contest any efforts to collect the invoices in question by the purported service provider.